Form 10-K
period 2024-12-31
Millrose Properties, Inc.
filed 2025-03-31
CIK 2017206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission File Number: 001-42476

Millrose Properties, Inc.

(Exact name of registrant as specified in its charter)

Maryland	99-2056892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
600 Brickell Avenue, Suite 1400, Miami, Florida	33131
(Address of Principal Executive Offices)	(Zip Code)

212-782-3841

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	MRP	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒*

*	The registrant became subject to such requirements on January 17, 2025, and it has filed all reports so required since that date.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 28, 2024, the last business day of the Registrant’s most recently completed second quarter, there was no established public market for the registrant’s common stock, par value $0.01 per share.

Number of shares of Class A common stock outstanding as of March 25, 2025: 154,183,686

Number of shares of Class B common stock outstanding as of March 25, 2025: 11,819,811

Documents Incorporated By Reference

None.

All capitalized terms herein have the meanings defined herein or ascribed to them in the “Glossary of Defined Terms” section of this Form 10-K beginning on page 5.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements including, in particular, statements about Millrose Properties, Inc.’s (“Millrose,” “we,” “us” or “our”) plans, strategies and objectives, as well as statements about Millrose’s business (including Millrose Holdings and any of the other Millrose Subsidiaries), and Millrose’s future plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “can,” “shall,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words or the negatives thereof intended to identify forward-looking statements. However, not all forward-looking statements contain these identify words. Specific forward-looking statements in this Form 10-K include statements regarding:

•	Millrose’s plans and objectives for future operations, including plans and objectives relating to future growth of our business and the HOPP’R;

•

the availability of capital at any given time to finance the various endeavors, projects and acquisitions that are expected or planned for Millrose, as well as the availability of capital that needs to be reserved for specified uses (whether contractually or by law);

•

expectations about the quality and value of the Supplemental Transferred Assets and the existence of any liabilities attached to the Supplemental Transferred Assets, and the adequacy of the protection of Lennar’s indemnification of Millrose in connection with the Supplemental Transferred Assets Transaction;

•

expectations and assumptions around our ongoing relationship with Lennar, including expectations that Lennar will fully perform on all its obligations pursuant to the Lennar Agreements (and that there will be regular and timely exercises of its Purchase Options) and expectations that it will continue to provide us with ongoing transactions pursuant to the Master Program Agreement and refer Lennar Related Ventures who may be interested in the HOPP’R to us as potential new customers;

•	Lennar’s expected business, operations and financial position;

•	the possibility of providing the HOPP’R to future new customers, including Lennar Related Ventures and Other Customers, and the nature of any such future arrangements;

•	the planned use, development and sales of the Transferred Assets and the Supplemental Transferred Assets;

•	any expected acquisitions, uses, development and sales of Future Property Assets;

•	expectations and assumptions around our relationship with our Manager, an affiliate and wholly-owned subsidiary of Kennedy Lewis;

•	our status as a REIT and Millrose Holdings’ expected status as a TRS;

•	our status as an emerging growth company;

•	expectations around ownership limits of our common stock; and

•	expectations and assumptions around our source of revenues, expected income, ability to secure financing or incur indebtedness.

Assumptions relating to these statements involve judgments with respect to, among other things, future macroeconomic, competitive and market conditions, future land values, future business decisions, future environmental conditions and relationships with our customers, all of which are difficult or impossible to accurately predict and many of which are beyond our control. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. The forward-looking statements contained in this Form 10-K reflect our views as of the date of this Form 10-K about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate, and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved.

Investing in our common stock involves a high degree of risk. You should carefully review “Part I, Item 1A. Risk Factors” of this Form 10-K for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

SUMMARY OF RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully review “Part I, Item 1A. Risk Factors” of this Form 10-K which contains a detailed discussion of the material risks that you should consider before you invest in our common stock. The following is a summary of the principal risks that could adversely affect our business, results of operations, financial condition and cash flows:

•

We are a newly formed company with limited operational history, and you have a limited basis on which to evaluate our ability to achieve our business objective or to even perform as a standalone and separate business.

•	As a holding company, we are wholly dependent on our subsidiaries as our sole source of working capital to maintain our operations.
•	Our recycled capital business model is contingent on our customers electing to exercise their land purchase options or our being able to sell properties as to which options are not exercised.
•	Our agreements with Lennar involve conflicts of interest, and we might have received better terms from unaffiliated third parties.
•	Any exercise by Lennar of its Enforcement Rights may severely negatively impact our business operations and financial condition.
•

We have not obtained any environmental reports or independent appraisals or fairness opinions as to the value of the Transferred Assets. Real estate valuation is inherently subjective and uncertain, especially during periods of volatility.

•	Lennar’s obligation to undertake Horizontal Development on the Transferred Assets and Future Property Assets may negatively impact our business.
•	Our success depends on our ability to receive new business under the Lennar Agreements and secure new agreements with other customers, which may be limited by Lennar’s Founder’s Rights.
•	An event that materially and adversely affects Lennar could materially and adversely affect our business, financial position or results of operations.
•	Past performance by the management team, Kennedy Lewis, Lennar and their respective affiliates may not be indicative of future performance of an investment in us.
•

If we are not able to raise additional capital on acceptable terms (or at all) to fund our operations, we may not always have sufficient funding to maintain our operations. Our Debt to Equity Ratio Limit may also impact our ability to enter into financing arrangements with third parties.

•	Volatility in the market may impact our ability to do business. A decline in prices of new homes could require us to write down the carrying value of land we own.
•	Land assets and real estate investments are not as liquid as certain other types of assets.
•	We may acquire Future Property Assets and entities holding such Future Property Assets that involve risks that could adversely affect our business and financial condition.
•

Some of the Supplemental Transferred Assets are outside of the geographies in which Lennar has historically operated, and property values in those geographies may be different from those in which Lennar has operated.

•

Ownership of land and other real estate assets is subject to risks and liabilities from a wide range of general and industry-specific laws and regulations relating to the protection of the environment.

•	Our business is susceptible to risks from natural disasters, geopolitical events and other events outside of our control that may delay development on the land we hold for our customers.
•	Our insurance coverage may not cover all potential losses.
•	Our inability to successfully acquire adequate inventory of land assets at reasonable prices could adversely impact our operations.
•	We cannot make any assurances that our growth or expansion strategies will be successful, and we may incur a variety of costs to engage in such strategies.
•	Our business and operations could suffer in the event of system failures or cybersecurity attacks.
•

We are fully dependent on our Manager to provide us with management and key personnel to operate our business. Our Manager can terminate the Management Agreement on 60 days’ notice under certain circumstances, and we may not be able to find a suitable replacement within that time.

•	The termination of the Management Agreement may require us to pay a substantial termination fee.
•	You have limited control over changes in our policies and operations, including targeted land assets.
•	We will pay substantial fees to our Manager and its affiliates, which increases the risk that we will not earn a profit.
•	Any adverse changes in the financial health of our Manager or its affiliates or in our relationship with them could hinder our operating performance and the return on your investment.
•

There are significant potential conflicts of interest that could affect our business returns. We may be at an increased risk for dissident stockholder activities due to perceived conflicts of interest.

•

Our Manager maintains a contractual as opposed to a fiduciary relationship with us. Our Manager’s liability is limited under the Management Agreement, and we have agreed to indemnify the Manager against certain liabilities.

•

Our management may face competing demands relating to their time, and Kennedy Lewis manages Land Banking entities that compete with us for opportunities and resources. In particular, our CEO is a Managing Partner of Kennedy Lewis and a member of the investment committee of funds advised by Kennedy Lewis. There is no requirement for our CEO to dedicate a specific amount of time to Millrose.

•

The Miller Family, who is a substantial stockholder of Lennar, holds approximately 43% of the voting power in Millrose. The Miller Family may be able to cause us to do things that are favorable to Lennar that may not be in Millrose’s best interests.

•	Our rights and the rights of our stockholders to recover claims against our directors and officers are limited.
•	We may not have sufficient funds to satisfy indemnification claims of our officers and directors.
•

Our Charter and Bylaws, along with applicable provisions of certain of our agreements and of Maryland law, include certain change of control and/or anti-takeover defense measure provisions, which could depress the market price of our common stock.

•	Our Bylaws designate Maryland as the sole and exclusive forum for certain types of actions and proceedings, limiting our stockholders’ ability to obtain a favorable judicial forum.
•	We might fail to qualify or remain qualified as a REIT, including due to factors outside of our control.
•

Even though we intend to qualify as a REIT, we will face tax liabilities that reduce our cash flows. We must also meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions.

•	Our organizational structure, including our ownership of TRSs, raises certain tax risks.
•	Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
•

The stock ownership restrictions of the Code for REITs and the stock ownership limits in our Charter may inhibit market activity in shares of our stock and restrict our business combination opportunities.

•	The ability of the Board to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.
•

We rely solely on our Manager for compliance with our public company responsibilities and corporate governance practices, which will take substantial time and costs, and our Manager does not have prior experience in managing publicly traded companies.

•	Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.
•

There is currently a limited history of an active trading market for our Class A common stock. The market price and trading volume of our Class A common stock may be volatile and may face negative pressure. Our Class B common stock will not be listed on any exchange and may not trade at all.

•	Your voting power in Millrose may be diluted if we issue more shares of our common stock in the future.
•	We cannot assure you of our ability to pay dividends in the future.
•	We are an “emerging growth company” and intend to take advantage of applicable reduced disclosure requirements, which could make our common stock less attractive to investors.
•	We may not achieve some or all of the expected benefits of the Spin-Off, and the Spin-Off may have a material adverse effect on our business, financial condition and results of operations.

The above list of factors is not exhaustive. For additional information on principal factors that may cause actual results to vary materially from those stated in forward-looking statements, see the discussion under “Part I, Item 1A. Risk Factors.”

GLOSSARY OF DEFINED TERMS

In this Form 10-K, the following terms and abbreviations have the meanings listed below.

Additional Deposit means, with respect to the Transferred Assets, the Supplemental Transferred Assets and any Future Property Assets, the amount equaling 5% of the Takedown Price of the Homesites on a Property that are still subject to the Purchase Options that Lennar has outstanding, which shall be paid in the form of either (i) a termination fee with respect to any unpurchased Homesites on any Property for which Lennar decides to terminate its Purchase Option, (ii) a prepayment call exercise in the event our Manager, in its reasonable judgment, determines that Millrose Holdings requires such additional capital to fund its ongoing business operations in the ordinary course, provided that the combination of (i) and (ii) shall not exceed in the aggregate 5% of the Takedown Price of the Homesites on a Property that are still subject to the Purchase Option.

Admitted Properties means the Transferred Assets, the Supplemental Transferred Assets and Future Property Assets that have been admitted to the Program pursuant to the Master Program Agreement.

AFFO means the adjusted funds from operations for purposes of determining Millrose’s cash distributions, which are calculated by starting with the NAREIT definition of funds from operations, which is the net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate depreciation, adjusted to eliminate the impact of non-recurring items that are not reflective of ongoing operations and certain non-cash items that reduce or increase net income (loss) in accordance with GAAP, and also adjusted for income tax expense (other than income tax expenses of our TRS) that will not be incurred following our election and qualification to be subject to tax as a REIT for U.S. federal income tax purposes.

Allocation Policy means the policy governing the allocation of investments between Millrose and affiliates of Kennedy Lewis, as described in “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with our Manager—Management Agreement.”

Applicable Rate means (i) with respect to Transferred Assets and the Supplemental Transferred Assets, a fixed rate of 8.5% per annum, calculated based upon a 360 day year of 12 months of 30 days each and (ii) with respect to Future Property Assets, a floating rate that will be determined with respect to a Property when the Proposed Project Report is submitted and remain fixed through the life of the Proposed Project, which is equal to the sum of (a) the Risk Spread, (b) a spread of 4.00% and (c) the Rating Adjustment; provided, however, that if the Applicable Rate calculated as described above for Future Property Assets is greater than 10.0%, the Applicable Rate shall be 10.0%, and if the Applicable Rate calculated as described above for Future Property Assets is less than 7.0%, the Applicable Rate shall be 7.0%. The Applicable Rate will be calculated as of the first day of every month, and all new Future Property Assets acquired by Millrose pursuant to the Lennar Agreements during that month will have that rate applied to the respective Monthly Option Payments.

Applicable Rate Adjustment Right means the right that Lennar has under the Founder’s Rights Agreement to adjust its Applicable Rate for any future Proposed Projects to any lower rate agreed upon between Millrose and any Lennar Related Ventures or Other Customers with respect to any HOPP’R arrangements, as described in “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Founder’s Rights Agreement.”

Audit Committee means the Audit Committee of the Board.

Board means the Board of Directors of Millrose.

Business Assets means the set of assets transferred to Millrose in connection with the Spin-Off, consisting of (i) the use of Lennar’s HOPP’R, including the HOPP’R trademark rights, (ii) the Transferred Assets, as described under “Part I, Item 2. Properties—Description of the Transferred Assets and the Supplemental

Transferred Assets—Development of the Transferred Assets and the Supplemental Transferred Assets,” (iii) the Lennar Services, and (iv) the Cash Contribution of (a) approximately $415 million in cash and (b) approximately $585 million in cash as payment on the Option Deposits by Lennar to Millrose in connection with the contribution of the Transferred Assets pursuant to the Lennar Agreements.

Bylaws means the Amended and Restated Bylaws of Millrose.

Capital Priority Right means the evergreen right Lennar has under the Founder’s Rights Agreement to reserve a certain amount of Millrose’s available capital exclusively for acquisitions of Future Property Assets and the completion of Horizontal Development of such Future Property Assets for Lennar within any given period. See “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Founder’s Rights Agreement” for more information.

Cash Contribution means the contribution by Lennar to Millrose of (a) approximately $415 million in cash and (b) an additional approximately $585 million in cash as payment on the Option Deposits by Lennar to Millrose in connection with the contribution of the Transferred Assets pursuant to the Lennar Agreements. Millrose used approximately $876 million of the Cash Contribution to finance Supplemental Transferred Assets Transaction.

Charter means the Articles of Amendment and Restatement of Millrose.

Class A common stock means Millrose’s Class A common stock, par value $0.01 per share, each with one vote per share, listed on the NYSE under the ticker symbol “MRP.”

Class B common stock means Millrose’s Class B common stock, par value $0.01 per share, each with ten votes per share of Class B common stock, except when voting together with the holders of the Class A common stock, each share of Class B common stock has the greater of (i) ten votes per share and (ii) that number of votes per share of Class B common stock that would entitle the outstanding shares of Class B common stock to cast, in the aggregate, 35% of the votes entitled to be cast on the matter. Millrose has not applied to have our Class B common stock listed on the NYSE or on any other securities exchange, or to have it quoted on any quotation system, and we do not expect to do so in the future.

Code means the Internal Revenue Code of 1986, as amended.

Code of Business Conduct and Ethics means the Code of Business Conduct and Ethics of Millrose.

common stock means the Class A common stock and Class B common stock.

Compensation Committee means the Compensation Committee of the Board.

Corporate Governance Guidelines means the Corporate Governance Guidelines of Millrose.

Credit Agreement means the credit agreement, dated February 7, 2025, among Millrose, the lenders party thereto and JPMorgan Chase Bank, N.A., as a lender and as administrative agent for the lenders, which provides for a revolving credit facility with commitments in an aggregate amount of $1.335 billion.

Debt to Equity Ratio Limit means Millrose may not enter into any third-party financing arrangements if such financing arrangement would cause its debt to equity ratio to exceed 1:1, unless Millrose obtains the prior approval of Lennar.

Debt to Equity Ratio Limit Right means Lennar’s consent right, pursuant to the Founder’s Rights Agreement, to prohibit Millrose to enter into any third-party financing arrangements if such financing arrangement would cause its debt to equity ratio to exceed 1:1, unless Millrose obtains the prior approval of Lennar.

Distribution means the distribution by Lennar on the Distribution Date of Class A common stock (including fractional shares for which Lennar stockholders received cash) and Class B common stock to holders of Lennar’s Class A common stock and Lennar’s Class B common stock. In the Distribution, Lennar distributed to the holders of Lennar Class A common stock and Lennar Class B common stock one share of our Class A common stock for every two shares of Lennar Class A common stock or Lennar Class B common stock held as of January 21, 2025.

Distribution Date means February 7, 2025.

Dodd-Frank Act means the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended.

Effective Equity Price Protection Right means the right granted to Lennar that in the event that Millrose issues additional shares of Class A common stock (or any other equity securities in a manner consistent with its Charter) within 18 months of February 7, 2025 to any Other Customer in exchange for Future Property Assets in a transaction consistent with the Applicable Rate Adjustment Right and with an aggregate value in excess of $500 million at a price per share lower than the price per share received by Lennar for the Business Assets, Millrose will issue an additional proportional number of shares of Class A common stock that will be distributed to Millrose’s stockholders through a stock dividend (subject to approval by the Board and in compliance with Maryland law), pursuant to the Founder’s Rights Agreement.

Enforcement Rights means certain rights Lennar has in the event Millrose fails to perform its obligations under any of the Lennar Agreements with respect to any takedown obligations, in addition to any damages owed to Lennar by Millrose in connection with any breach of contract claim, as described in “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Founder’s Rights Agreement.”

ESG means environmental, social, and corporate governance.

Excepted Holder Limit means a limit on ownership of shares of Millrose’s stock established for a person by our Board (prospectively or retroactively), in its sole discretion, that is different from the ownership limits contained in our Charter, subject to the conditions described in our Description of Securities attached hereto as Exhibit 4.1.

Exchange Act means the Securities Exchange Act of 1934, as amended.

Founder’s Rights Agreement means the Founder’s Rights Agreement, by and between Millrose and Lennar as described in “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Founder’s Rights Agreement” as amended, modified and/or supplemented from time to time.

Founder’s Rights means the rights granted to Lennar pursuant to the Founder’s Rights Agreement, as described in “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Founder’s Rights Agreement.”

Fund III means Kennedy Lewis Capital Partners Master Fund III LP and its related parallel vehicles which are advised by Kennedy Lewis Management LP, an affiliate of KL.

Future Property Assets means any Homesites, prospective Homesites, properties or other related land assets that Millrose (through Millrose Holdings, the Property LLCs and Other Subsidiaries) may (i) acquire in the future pursuant to the Lennar Agreements or (ii) acquire in the future pursuant to any agreements that Millrose or its subsidiaries may negotiate and enter into with Lennar (outside of the Lennar Agreements), any Lennar Related Ventures or Other Customers, respectively, in the future.

GAAP means generally accepted accounting principles in the United States.

Guaranty means the Payment and Performance Guaranty by Lennar Corporation in favor of Millrose and each Property LLC, as described in “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Payment and Performance Guaranty.”

Homesite means land inventory that has all discretionary approvals and entitlements necessary to allow Horizontal Development to begin soon after the acquisition of the land, including (i) subdivided and fully developed land inventory on which homes may be built and (ii) subdivided or non-subdivided land inventory undergoing necessary Horizontal Development and subdivision so that homes may be built on them.

HOPP’R means Lennar’s Homesite Option Purchase Platform, a comprehensive suite of systems and procedures that Lennar developed to operate and manage the acquisition, financing and development of land assets on a large scale, licensed to Millrose under the HOPP’R License Agreement.

HOPP’R License Agreement means the HOPP’R License Agreement, by and between Millrose and a wholly-owned subsidiary of Lennar, as described in “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—HOPP’R License Agreement.”

HOPP’R Rights means the HOPP’R and related intellectual property rights, including the HOPP’R trademark rights.

Horizontal Development means any work relating to the installation of utilities and infrastructure required to obtain a building permit for the construction of a residence, including drainage, sewage, water lines, roads, sidewalks, utility lines, grading and landscaping. Sometimes such infrastructure can also include the construction of recreational facilities, common area elements and other amenities. Horizontal Development is work that must be done prior to home construction, as it lays the groundwork for building homes.

Initial Deposit means an amount equaling (i) with respect to the Transferred Assets, 5% of the total value of the Transferred Assets including future purchases and Horizontal Development costs ; (ii) with respect to the Supplemental Transferred Assets, 5% of the total value of the Transferred Assets and the Horizontal Development costs; and (iii) with respect to any Future Property Assets, 5% of the projected total land acquisition and Horizontal Development costs for such Future Property Assets, which shall be set forth in the applicable Project Addendum.

Initial Term means the initial term of the Management Agreement, which is the period beginning on February 7, 2025 and ending on the third anniversary of such date.

Investment Company Act means the Investment Company Act of 1940, as amended.

Investment Guidelines means the market-level factors and property-level factors that our Manager considers when evaluating potential acquisition of properties, as set forth in the Management Agreement, as detailed in “Part I, Item 1. Business—Millrose’s Operating Guidelines—Investment Guidelines.”

IRS means the U.S. Internal Revenue Service.

JOBS Act means the Jumpstart Our Business Startups Act of 2012, as amended.

Kennedy Lewis means Kennedy Lewis Investment Management LLC, an institutional alternative investment firm, together with its affiliates.

KL means Kennedy Lewis Land and Residential Advisors LLC, an affiliate and wholly-owned subsidiary of Kennedy Lewis, that externally manages Millrose pursuant to the Management Agreement.

KLRES means Kennedy Lewis Residential Property Income Company LP, which is advised by Kennedy Lewis Residential Property Income Advisors LLC, an affiliate of KL, our Manager.

Land Banking means an off-balance sheet financing structure whereby a land bank (separate from the home builder itself) purchases fee title to land parcels, and then enters into purchase option agreements with home builders to sell the land parcels to the home builder once the land parcel becomes fully developed Homesites. The purchase option agreements may be secured by a nonrefundable option fee paid by the home builder. The land parcels can take many years from start to completion and may or may not have all permits, approvals and entitlements at the time of closing, and the time from when the land is purchased until the last Homesite is sold to home buyers can be protracted for many years. Traditional Land Banking arrangements may also involve a construction agreement by which the land bank pays the home builder, as the contractor, to develop the property at a fixed or guaranteed cost and generally lack asset diversity running the risk that a market downturn in one region could lead to multiple customers with purchase option contracts opting not to exercise their options.

land under development means land for which all discretionary entitlements, including all permits and approvals, have been received, and surveys and planning have been completed, and Horizontal Development is already underway, which must be substantially completed before home construction can begin, as further described in “Part I, Item 2. Properties—Description of the Transferred Assets and the Supplemental Transferred Assets—Geography, Value and Types of Transferred Assets and the Supplemental Transferred Assets.” Land under development is one of the three categories of land types that comprise the Transferred Assets and the Supplemental Transferred Assets.

Lennar means Lennar Corporation, a publicly traded Delaware corporation with its Class A common stock and Class B common stock listed on the NYSE. In certain contexts (including with respect to naming parties to certain agreements), the word Lennar may refer to a subsidiary of Lennar Corporation that entered or will enter into an agreement in lieu of the ultimate parent company.

Lennar Agreements means the Master Program Agreement, Master Option Agreement, Master Construction Agreement, Multiparty Cross Agreements, Founder’s Rights Agreement, Registration Rights Agreement and other agreements described herein and others which Lennar and Millrose or Millrose Holdings may enter into from time to time in connection with Millrose’s (including Millrose Holdings) provision of the Recycled Capital HOPP’R to Lennar and/or that govern Lennar’s ongoing relationship with Millrose.

Lennar Related Ventures means any residential home construction or real estate development companies in the United States (i) in which Lennar has any amount of ownership interests or (ii) with which Lennar has any contractual business relationship, in each case, that is referred by Lennar to Millrose as a HOPP’R customer.

Lennar Services means the services that Lennar’s personnel provides to Millrose (and applicable subsidiaries) pursuant to the Master Program Agreement, relating to the identification, analysis, diligence, evaluation, vetting and selection of any Future Property Assets that Lennar may wish to present to Millrose Holdings for acquisition. Such services leverage the land sourcing, acquisition and development skillsets, knowledge and expertise of Lennar’s personnel that have been fostered from the years of experience, innovation and technology that Lennar has accumulated in the industry. Lennar Services also includes the horizontal development installation that Lennar will provide as part of its Work obligations pursuant to the Master Construction Agreement. For the avoidance of doubt, Millrose only has access to the services that are being provided by Lennar’s personnel; all personnel remain as employees of Lennar, and Lennar expects to continue to use its personnel for its own sourcing, acquisition and development activities in connection with its homebuilding operations.

LLC means limited liability company.

Management Agreement means the Management Agreement, by and between Millrose and our Manager as described in “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with our Manager—Management Agreement.”

Management Change of Control means, pursuant to the Founder’s Rights Agreement, the event that both David K. Chene and Darren L. Richman (i) cease to exercise control over the management or the decision-making process at Kennedy Lewis, (ii) cease to exercise direct or indirect control (including through delegated employees) over the management of Millrose or (iii) transfer or convey any membership interests of Kennedy Lewis, or the Manager, directly or indirectly, to a company (or any affiliate thereof) engaged primarily in the building of single family homes in the United States or a company (or any affiliate thereof) engaged primarily in acquiring and developing homesites in the United States.

Management Fee means an amount equal to 1.25% of the Millrose Tangible Assets, paid to the Manager on a quarterly basis for its management services to Millrose, pursuant to the Management Agreement, calculated by the Manager and reviewed by the Board, as further described in “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with our Manager—Management Agreement.” The management services for which the Management Fee is paid include performing Millrose’s and Millrose Holdings’ obligations under the Lennar Agreements and operating the business and managing our portfolio of land assets in line with the governance documents and corporate policies of Millrose. The Management Fee includes the costs of all administrative and operating functions and systems, office space and office equipment, public company expenses, compensation and fees paid to employees, directors and third-party experts, consultants and advisors, as well as outside legal counsel and independent public accounting firms (but does not include fees incurred for services in connection with extraordinary litigation and mergers and acquisitions and other events outside Millrose’s ordinary course of business, including, in certain circumstances, costs associated with the ownership and maintenance of land).

Management Succession Consent Right means the right granted to Lennar in the event the Management Agreement is terminated for any reason (with or without cause), including if the Board terminates the Manager or if our Manger resigns, to approve any replacement manager that Millrose may so choose, prior to such replacement manager assuming any duties and obligations under the Management Agreement, as well as the right to approve any management agreement to which such replacement manager will be subject, pursuant to the Founder’s Rights Agreement.

Manager means the third-party entity which externally manages our business and operations pursuant to a management agreement. Currently, our Manager is KL.

Manager Diligence Obligations means the diligence processes that our Manager undergoes as follows: The Manager employs its current underwriting team to conduct a thorough independent diligence assessment of each proposed transaction, ensuring adherence to the Investment Guidelines and assessing the credibility of the home builder’s financial projections. Our Manager’s underwriting team consists of more than 30 professionals proficient in homebuilding, land acquisition, and financial analysis. They leverage third-party market data and internal proprietary datasets to formulate an autonomous evaluation of projected home selling prices, sales pace, and profit margins for each community. In general, the Manager’s due diligence includes an appropriate legal evaluation that ensures the land has received all necessary entitlement and environmental approvals; however, in view of the Manager’s ability pursuant to the Lennar Agreements to put back Future Property Assets after Lennar exercises its termination rights in certain limited circumstances involving a misrepresentation relating to title, environmental matters and permits/approvals, there is not a need to conduct such an extensive legal analysis for proposed transactions with Lennar. For all other home builders and Horizontal Development counterparties, the Manager conducts an extensive due diligence process, including an appropriate legal analysis unless it is able to negotiate the same put back rights as in the Lennar Agreements.

Master Construction Agreement means the Master Construction Agreement, by and between Millrose, Millrose Holdings and U.S. Home as described in “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Master Construction Agreement,” as supplemented by any terms and provisions contained in any Project Addenda. Properties comprising the Transferred Assets, the Supplemental Transferred Assets and any Future Property Assets acquired by Millrose

Holdings (or its subsidiaries) for Lennar have been or will be made subject to this Master Construction Agreement pursuant to Project Addenda that have been or will be executed with respect to each property by the appropriate parties.

Master Option Agreement means the Master Option Agreement, by and between Millrose, Millrose Holdings and U.S. Home as described in “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Master Option Agreement,” as supplemented by any terms and provisions contained in any Project Addenda. Properties comprising the Transferred Assets, the Supplemental Transferred Assets and any Future Property Assets acquired by Millrose Holdings (or its subsidiaries) for Lennar are or will be made subject to this Master Option Agreement pursuant to Project Addenda that has been or will be executed with respect to each property by the appropriate parties.

Master Program Agreement means the Master Program Agreement, by and between Millrose and U.S. Home as described in “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Master Program Agreement,” as supplemented by any terms and provisions contained in any Project Addenda. Properties comprising the Transferred Assets, the Supplemental Transferred Assets and any Future Property Assets acquired by Millrose Holdings (or its subsidiaries) for Lennar have been or will be made subject to this Master Program Agreement pursuant to Project Addenda that have been or will be executed with respect to each property by the appropriate parties.

MGCL means the Maryland General Corporation Law.

Miller Family means Stuart Miller, each member of his family that would be treated as a stockholder of Millrose pursuant to Section 544(a)(2) of the Code or Section 318(a)(1)(A) of the Code, whichever is more expansive, and any person through which the Miller Family beneficially owns or constructively owns capital stock or that would be treated as beneficial owning or constructively owning capital stock of Millrose through the Miller Family, collectively.

Millers means Stuart A. Miller, members of his family, trusts of which one or more of them are trustees or principal beneficiaries, and entities (including corporations, partnerships and limited liability companies) of which the Miller Family control or would be treated as beneficially owning a majority of the equity, as beneficial ownership is determined for purposes of the Exchange Act.

Millrose means Millrose Properties, Inc., a corporation incorporated under the laws of the State of Maryland on March 19, 2024.

Millrose Holdings means Millrose Properties Holdings, LLC, a Delaware limited liability company that is wholly-owned by Millrose.

Millrose Subsidiaries means any subsidiaries of Millrose, including Millrose Holdings, any Property LLCs and any Other Subsidiaries, that may be created from time to time for the purpose of providing the HOPP’R to any Lennar Related Ventures or Other Customers.

Millrose Tangible Assets means (A) from February 7, 2025 through (and including) the end of the first month following twelve (12) months after February 7, 2025: (i) the Company’s total assets (including cash and cash equivalents), less (ii) intangible assets, each determined on a consolidated basis in accordance with GAAP, less (iii) Non-Revenue Generating Assets to the extent not already included in (ii); and (B) thereafter: (i) the Company’s total assets (not including cash and cash equivalents), less (ii) intangible assets, each determined on a consolidated basis in accordance with GAAP, less (iii) Non-Revenue Generating Assets to the extent not already included in (ii), each determined on a non-consolidated basis in accordance with GAAP, as calculated by the Manager and reviewed by the Board.

Monthly Option Payment means the amount payable by Lennar to Millrose Holdings to maintain its Purchase Option with respect to a Property, which is paid monthly and be calculated on a daily basis as the sum of (i) the total value of the Property (with respect to any Transferred Assets and Supplemental Transferred Assets) or acquisition cost of the Property (with respect to any Future Property Assets) and (ii) the amount of reimbursements made by Millrose Holdings to Lennar to account for the cost of the Horizontal Development of the Property, less (x) the Takedown Prices paid by Lennar to Millrose Holdings and (y) any other payments or reimbursements paid by Lennar to Millrose Holdings (which for the Transferred Assets excludes deposits thereon), and then multiplied by the Applicable Rate as set forth in the Master Option Agreement. Where applicable, “Monthly Option Payment” may also mean this same concept, but as negotiated and used by or for (or in the context of agreements with) any Lennar Related Ventures or Other Customers.

Mortgage means any Mortgage, pursuant to which a Property LLC mortgages a property to Millrose to secure the full and timely payment and full and timely performance of obligations under the Promissory Note, any other Mortgages executed by a Property LLC, the Pledge and any other documents executed to evidence or secure the payment of the Promissory Note, including any modifications, restatements, extensions, renewals and replacements of such documents.

Multiparty Cross Agreement means any multiparty cross agreement between Lennar and Millrose Holdings (and/or any Property LLCs) that applies to any portion of the Transferred Assets, the Supplemental Transferred Assets or any Future Property Assets acquired pursuant to the terms of the Master Program Agreement and other Lennar Agreements, as further described in “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Multiparty Cross Agreement.”

NAREIT means the National Association of Real Estate Investment Trusts.

Nominating and Corporate Governance Committee means the Nominating and Corporate Governance Committee of the Board.

Non-Revenue Generating Assets means any asset not associated with an income generation opportunity or owned real estate. For the avoidance of doubt, Non-Revenue Generating Assets shall exclude owned real estate with terminated or unexercised option contracts.

NYSE means the New York Stock Exchange.

Operating Principles means the structural enhancements reflected in the terms of the Lennar Agreements (and that are expected to be reflected in the terms of any HOPP’R agreements with any Lennar Related Ventures in the future) that are described in “Part I, Item 1. Business—Land Banking Reimagined.” They include (i) Future Property Assets to be acquired are to consist mostly of properties for which all approvals and entitlements required to allow Horizontal Development to begin have already been obtained; (ii) construction agreements are to contain provisions that are designed to ensure cost overruns on any Horizontal Development will be borne by the home builder; (iii) Future Property Assets must meet the Program Criteria in an effort to ensure that Millrose, through its subsidiaries, maintains a diversified Real Estate Portfolio across geographies, markets and home-types; (iv) all properties and Homesites comprising the Future Property Assets acquired pursuant to the Lennar Agreements are to be subject to pooling arrangements pursuant to one or more Multiparty Cross Agreements; (v) Millrose (through Millrose Holdings, the Property LLCs and any Other Subsidiaries) is to receive predictable, recurring payment of Monthly Option Payments as payment to maintain the purchase option to buy back the Transferred Assets, the Supplemental Transferred Assets or any Future Property Assets; and (vi) nothing in any HOPP’R agreements is to impede, impair or otherwise negatively impact Millrose’s ability to qualify for REIT status for U.S. federal income tax purposes.

Option Deposit means the payments required to be made by Lennar to Millrose Holdings, pursuant to the Master Option Agreement in consideration for a Purchase Option with respect to the Transferred Assets, the

Supplemental Transferred Assets and any Future Property Assets, comprising (i) the Initial Deposit paid by Lennar in cash upon the execution of the Master Program Agreement and the Master Option Agreement, with respect to the Transferred Assets, and upon the execution of the relevant Project Addendum, with respect to the Supplemental Transferred Assets and any Future Property Assets, and (ii) the Additional Deposit that will be paid (A) as a call option upon exercise by Millrose Holdings at any time following the execution of the relevant Project Addendum in the event the Manager, in its reasonable judgment, determines that Millrose Holdings requires such additional capital to fund its ongoing business operations in the ordinary course and (B) as a termination fee on the date on which Lennar decides to terminate its Purchase Option prior to exercise with respect to particular Future Property Assets, whichever occurs earlier. For the avoidance of doubt, each of the Initial Deposit and the Additional Deposit (as either (A), (B) or a combination thereof) will not exceed 5% as calculated in the way described in the definitions of such terms, and the sum of the Initial Deposit and the Additional Deposit will not exceed 10% as calculated in the way described in the definitions of such terms (5% Initial Deposit plus 5% Additional Deposit). The Option Deposit is non-refundable and becomes fully earned, due and payable upon the execution of the Master Program Agreement and the Master Option Agreement, with respect to the Transferred Assets, and upon execution of the relevant Project Addendum with respect to the Supplemental Transferred Assets and any Future Property Asset. Where applicable, “Option Deposit” may also mean this same concept, but as negotiated and used by or for (or in the context of agreements with) any Lennar Related Ventures or Other Customers.

Other Customers means any residential home construction or real estate development companies in the United States, excluding Lennar and any Lennar Related Ventures, that enter into agreements or other arrangements with Millrose (through any Other Subsidiaries) to use the HOPP’R.

Other Subsidiaries means any subsidiaries of Millrose, other than Millrose Holdings and any Property LLCs, that may be created from time to time for the purpose of providing the HOPP’R to any Lennar Related Ventures or Other Customers. We expect that any Other Subsidiaries that Millrose may form or acquire in the future will be taxable business entities. Accordingly, notwithstanding Millrose’s intention to elect REIT status for U.S. federal income tax purposes, we expect that all of the land acquisition and development activity conducted in connection with providing the HOPP’R to our customers (including with respect to the Transferred Assets, the Supplemental Transferred Assets and any Future Property Assets for Lennar and potentially with respect to any Future Property Assets for any Lennar Related Ventures and Other Customers) will be operated by a taxable corporation and will be subject to U.S. federal income tax at the entity level.

Owner means Millrose and Millrose Holdings collectively.

Owner Party means Owner and affiliates of Owner collectively.

Ownership limits means the limitations on ownership of Millrose’s stock set forth in our Charter that prohibit any person or entity, subject to certain exceptions, from owning, beneficially or by virtue of the applicable constructive ownership provisions of the Code, (i) more than 9%, in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock or (ii) 9% in value of the outstanding shares of all classes or series of our stock, except for the Excepted Holder Limit set forth in our Charter for the Miller Family, which allows the Miller Family to own, beneficially or by virtue of the applicable constructive ownership provisions of the Code, up to 12.8% in the aggregate, in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock or the outstanding shares of all classes or series of our stock.

Pause Period means periods of up to six months each during which all takedowns and Work construction deadlines for a Property shall be extended, no closings shall occur and no payments shall be made by Owner to Lennar under the Master Construction Agreement. Lennar shall be entitled to designate two pause periods of up to six months each with regard to a Property, if (a) the Burns Home Value Index for the metropolitan statistical area in which a Property is located shows a seasonally adjusted home sale pricing decline of 10% or more, (b) a pandemic, epidemic or other public health emergency or other similar event occurs which does or is expected to materially and adversely impact Lennar’s ability to construct, market and/or sell residences on the Property, or (c) Lennar elects to designate a Pause Period in its sole discretion.

Pause Period Designation Right means Lennar’s right pursuant to the Founder’s Rights Agreement to unilaterally decide to designate a Pause Period at any time in its sole discretion, as described in “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Founder’s Rights Agreement.”

Phase I means an environmental site assessment report prepared for a real estate holding that identifies any existing or potential recognized environmental concern.

Pledge means the Pledge and Security Agreement by Millrose Holdings in favor of Millrose, as described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources Following the Spin-Off.”

Pool Property means each property included in a Multiparty Cross Agreement in connection with the establishment of a pool with respect to certain properties. As to any pool with respect to any Transferred Assets and any Supplemental Transferred Assets, the aggregate sum of all Option Deposits Lennar has made, or is obligated to make, with respect to Properties in the pool shall not at any time exceed $50,000,000. As to any pool with respect to any Future Property Assets acquired pursuant to the Lennar Agreements, the aggregate sum of all Option Deposits Lennar has made, or is obligated to make, with respect to Properties in the pool shall not at any time exceed $25,000,000. Pools will be established with primary consideration given to diversity within pools across geographies, communities and home types.

Predecessor Millrose Business means the business operations, including revenues and expenses, liquidity and capital resources, cash flows, balance sheet, statements of income and other information of Millrose prior to the Spin-Off, as derived from the financial statements of Lennar, since Millrose had no operations (or operating subsidiaries) of its own prior to the Spin-Off.

Program means the program relating to the use by Lennar of the Recycled Capital HOPP’R pursuant to the Master Program Agreement.

Program Criteria means certain predetermined criteria that Future Property Assets must meet, as set forth in the Master Program Agreement.

Project Addendum means any Project Addendum, pursuant to which Millrose (through Millrose Holdings or any of its subsidiaries) and Lennar may subject any Transferred Assets, Supplemental Transferred Assets or Future Property Assets to the terms and provisions of the Master Program Agreement, the Master Option Agreement and the Master Construction Agreement.

Promissory Note means the approximately $4.8 billion note from Millrose Holdings to Millrose that is secured by a pledge of all of the equity interests in the Initial Property LLCs and unrecorded mortgages on the Transferred Assets. The Promissory Note was issued in connection with the recapitalization of Millrose Holdings prior to the Distribution. The Promissory Note bears an interest rate of 7.5% per annum, compounded monthly, and interest payments are paid monthly (the amount of which is initially expected to be approximately $358 million annually). It is intended that the Promissory Note will be amended effective as of the date of the Supplemental Transferred Assets Transaction to increase the principal amount of the Promissory Note by approximately $0.2 billion and pledging the equity interests of the Supplemental Property LLCs and unrecorded mortgages on the Supplemental Transferred Assets. The interest with the estimate is expected to be approximately $379 million annually.

Properties means the Transferred Assets, the Supplemental Transferred Assets and Future Property Assets acquired pursuant to the Master Program Agreement collectively.

Property LLC includes all of our LLC subsidiaries that hold the Transferred Assets, the Supplemental Transferred Assets and any Future Property Assets through which Millrose Holdings provides the HOPP’R to Lennar, including as the context requires, (i) immediately following the Spin-Off, all of the 31 LLC subsidiaries of Millrose Holdings (“Initial Property LLCs”) and (ii) immediately following the Supplemental Transferred Assets Transaction, the 18 LLC subsidiaries of Millrose RCH Landco Ltd. (the “Supplemental Property LLCs”) and the Initial Property LLCs and (iii) thereafter, the Initial Property LLCs, the Supplemental Property LLCs and any additional LLC subsidiaries formed for the purposes of any Future Property Assets.

Property Selection Services means, including under the Master Program Agreement, (i) an analysis of a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, consumer confidence, housing demand, availability and cost of financing for homebuyers, availability and prices of new homes compared to those of previously occupied homes, and demographic trends and (ii) with respect to each of the homebuilding markets in which Lennar acquires assets and develops Homesites, an analysis of the local market conditions and demographics, the specific supply and demand relationships reflective of local economic conditions, the projected absorption pace for home sales, sales prices and costs to build and deliver homes on a community by community basis.

Property Use Objective means the intended objectives and uses for the Transferred Assets, the Supplemental Transferred Assets and any Future Property Assets that Millrose Holdings acquires at Lennar’s request pursuant to the Master Program Agreement. Consistent with the obligations of Millrose (through Millrose Holdings) pursuant to the Master Program Agreement, the intended objectives and use are limited to (i) holding the Transferred Assets, the Supplemental Transferred Assets and any Future Property Assets until Lennar exercises its Purchase Option to purchase them in accordance with the terms of the Master Option Agreement, or until those Purchase Options expire or are terminated without being exercised (or if Lennar defaults and loses its option), (ii) financing the Work that Lennar wishes to undergo on any Homesites, up to a certain predetermined budget, in accordance with the terms of the Master Construction Agreement, and (iii) to the extent applicable and requested by Lennar, facilitating any Lennar sales of completed homes by delivering the home and Homesite directly to home buyers to which Lennar has sold the homes (in which case, Lennar will indemnify Millrose for any issues relating to such direct delivery to home buyers pursuant to the Lennar Agreements). For the avoidance of doubt, Millrose Holdings’ Property Use Objective does not include (i) financing any home construction on any properties, (ii) performing (directly or through contracted third parties) any Horizontal Development on any properties other than through Lennar, or (iii) entering into any leases or other use/occupancy-related arrangements with respect to any properties.

Proposed Project means Future Property Assets that have been proposed to be admitted to the Program pursuant to the Master Program Agreement.

Proposed Project Report means the report that Lennar may from time to time present to Owner pursuant to the Master Program Agreement in connection with the proposed admission of Future Property Assets to the Program.

Purchase Option means an exclusive option pursuant to the terms of the Master Option Agreement, as supplemented by the terms and provisions of any applicable Project Addendum, granted to Lennar to purchase any portion or all of the Transferred Assets and the Supplemental Transferred Assets and any future land acquisitions that Millrose (through Millrose Holdings or any other subsidiary) makes at Lennar’s request in connection with the HOPP’R provided to Lennar, in accordance with an agreed upon schedule of Homesite purchases and pricing, as contemplated by the Master Program Agreement. Where applicable, “Purchase Option” may also mean this same concept, but as negotiated and used by or for (or in the context of agreements with) any Lennar Related Ventures or Other Customers.

Rating Adjustment means, for purposes of calculating the Applicable Rate, (i) 0% if Lennar’s credit rating is equal to Baa1, Baa2 or Baa3 by Moody’s Investor Services, Inc. (“Moody’s”), BBB+, BBB or BBB- by S&P Global Ratings (“S&P”) or BBB+, BBB or BBB- by Fitch Ratings, Inc. (“Fitch”) for a minimum of two out of three of Moody’s, S&P and Fitch (collectively, the “Rating Agencies”), (ii) a decrease of 0.5% if Lennar’s credit rating is upgraded to A3 by Moody’s, A- by S&P or A- by Fitch by a minimum of two out of three Rating Agencies, with such Rating Adjustment to be further decreased by 0.25% for each incremental upgrade above A3 or A-, as applicable, by a minimum of two out of three Rating Agencies or (iii) an increase of 1.0% if Lennar’s credit rating is downgraded to Ba1 by Moody’s, BB by S&P or BB by Fitch by a minimum of two out of three Rating Agencies, with such Rating Adjustment to be further increased by 0.25% for each incremental downgrade below Ba1 or BB, as applicable, by a minimum of two out of three Rating Agencies.

Rausch means Rausch Coleman Companies, LLC, a privately-held U.S. home builder.

Real Estate Portfolio means the properties held by Millrose, comprised of (a) the Transferred Assets (b) the Supplemental Transferred Assets and (c) any Future Property Assets that Millrose (through Millrose Holdings, the Property LLCs or any Other Subsidiaries) may acquire pursuant to the agreements with Lennar or on behalf of any future customers (as applicable), including any Lennar Related Ventures or Other Customers, in the future, as further described in “Part I, Item 2. Properties—Description of Future Property Assets.”

Recognition Agreement means the Recognition, Subordination and Non-Disturbance Agreement, by and among Millrose, Millrose Holdings, each Property LLC, U.S. Home, Lennar Homes Holdings and CalAtlantic as described in “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Recognition, Subordination and Non-Disturbance Agreement.”

Recycled Capital HOPP’R means the Homesite Option Purchase Platform, as adjusted and refined to be used as a self-financing reliable land acquisition and Horizontal Development solution intended to provide home builders with (i) access to lower or competitive cost of capital on an ongoing “recycled” basis and (ii) more certainty about having reliable, consistent and uninterrupted access to capital, through both periods of strong market conditions and periods of market downturn or continued periods of weakened market conditions, subject to the assumptions detailed in this Form 10-K. The self-financing, recycled capital and other key features of the Recycled Capital HOPP’R are made possible by the initial contribution of the Business Assets in return for equity, which allows us to use the proceeds from the payment of Option Deposits and the exercise of Purchase Options to finance acquisition of Future Property Assets and Horizontal Development for Future Property Assets without having to repay to Lennar the value of its initial contribution.

Registration Rights Agreement means the Registration Rights Agreement, by and between Millrose and Lennar Corporation as described in “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Registration Rights Agreement.”

REIT means a real estate investment trust for the U.S. federal income tax purposes.

REIT Requirements means the requirements under sections 856 through 860 of the Code and the applicable U.S. Treasury regulations, including various (a) organizational requirements, (b) gross income tests, (c) asset tests and (d) distribution requirements.

Risk Spread means, for purposes of calculating the Applicable Rate, the Bloomberg US Composite BBB BVAL Yield Curve 3-year Index BVABDB05 rate available on Bloomberg Screen BVABDB03 (or any successor page) at approximately 4:00 p.m., New York City time, on the business day immediately preceding the Calculation Date. If the abovementioned index is no longer available or if the calculation of such index is substantially changed, upon notification by either party of the inapplicability of the existing index, Lennar and Millrose shall negotiate in good faith to determine an appropriate replacement index.

Sarbanes-Oxley Act means the Sarbanes-Oxley Act of 2002.

SEC means the U.S. Securities and Exchange Commission.

Secured Financing Collateral Consent Right means the Lennar’s right, pursuant to the Founder’s Rights Agreement, that Millrose is prohibited from granting or selling any security interest whereby the assets pledged pursuant to such security interest include Transferred Assets, Supplemental Transferred Assets or Future Property Assets held pursuant to the Lennar Agreements and Future Property Assets of Other Customers (i.e., mixing the assets into one collateral pool) without Lennar’s prior written consent, as described under “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Founder’s Rights Agreement.”

Securities Act means the Securities Act of 1933, as amended.

Section 355(a) means Section 355(a) of the Code.

Section 368(a) means Section 368(a) of the Code.

Spin-Off means the partial, taxable spin-off of Millrose Properties, Inc., a previously wholly-owned subsidiary of Lennar, that was effected by distributing approximately 80% of the outstanding shares of Millrose common stock to holders of Lennar common stock on the Distribution Date.

Supplemental Transferred Assets means all the Homesites and prospective Homesites acquired by Millrose in connection with the Supplemental Transferred Assets Transaction, using approximately $876 million of the Cash Contribution by Lennar as consideration. The Supplemental Transferred Assets included all of the land assets of Rausch (except for any Homesites with homes actively under construction).

Supplemental Transferred Assets Transaction means the transaction between Millrose and Rausch, pursuant to which Millrose acquired the Supplemental Transferred Assets (through an acquisition of 100% of the stock of RCH Holdings, Inc., a newly formed parent holding company of Rausch) following the Spin-Off using approximately $876 million of the Cash Contribution by Lennar as consideration.

Takedown Price means the total amount to be paid by Lennar to Millrose Holdings to exercise its Purchase Option with respect to the Transferred Assets, the Supplemental Transferred Assets or any Future Property Assets, which shall be negotiated between the parties with respect to each property and set forth in the applicable Project Addendum. Where applicable, “Takedown Price” may also mean this same concept, but as negotiated and used by or for (or in the context of agreements with) any Lennar Related Ventures or Other Customers.

Takedown Schedule means an agreed upon schedule of purchases and pricing granted by Millrose Holdings and the Property LLCs to Lennar with respect to any Homesite or other properties comprising the Transferred Assets, the Supplemental Transferred Assets and any Future Property Assets set forth in any Project Addendum and pursuant to the terms of the Master Option Agreement and as supplemented by the applicable Project Addendum. Where applicable, “Takedown Schedule” may also mean this same concept, but as negotiated and used by or for (or in the context of agreements with) any Lennar Related Ventures or Other Customers.

Termination Fee means an amount to be paid by Millrose to the Manager in the event that the Management Agreement is terminated by Millrose without cause, equal to (A) if within or at the expiration of the Initial Term of the Management Agreement, two and a half (2.5) times the average annual Management Fee; (B) thereafter, including at the expiration of any renewal period, one and a half (1.5) times the average annual Management Fee. For termination for cause by Millrose pursuant to Section 14(b) of the Management Agreement, the Termination Fee shall equal the Management Fee that would be payable to the Manager for the period from the date of termination to the expiration date of such Initial Term or renewal period, as applicable, as described in the terms of the Management Agreement; or (C) if Millrose’s average annual (i) consolidated net income calculated in accordance with GAAP as reported in Millrose’s filings with the SEC, plus any taxes paid by Millrose or any subsidiaries of Millrose during such period, divided by (ii) average Millrose consolidated stockholders’ equity at the end of each fiscal quarter over the same period as reported in Millrose’s filings with the SEC, during the three year period (or the number of years since the Spin-Off date if less than three) preceding the effective termination date of the Management Agreement has been equal to or higher than 7% (the “Performance Goal”), 3.0 times the average annual Management Fee earned by the Manager during the two-year period immediately preceding the most recently completed calendar quarter prior to the effective termination date of the Management Agreement, subject to a certification of the Board, to be provided within 60 days of its vote to perform a “Termination Without Cause” (as defined in the Management Agreement), that Millrose has achieved the Performance Goal (such certification not be withheld, conditioned to delayed in the event that the Board determines in good faith that the Performance Goal has been achieved).

Transferred Assets means the current and future Homesite inventory described in “Part I, Item 2. Properties” other than the descriptions about Supplemental Transferred Assets and Future Property Assets.

Treasury Regulations means regulations of the U.S. Treasury.

TRS means a taxable REIT subsidiary, which is a fully taxable corporation that has jointly elected with the parent REIT to be treated as a taxable REIT subsidiary, defined under section 856 of the Code.

Type 1 means, with respect to any future transactions that Lennar or any Lennar Related Venture presents to us in connection with their use of the HOPP’R, Future Property Assets that fully comply with the terms of the Lennar Agreements, including adherence to all the Operating Principles.

Type 2 means, with respect to any future transactions that Lennar or any Lennar Related Venture presents to us in connection with their use of the HOPP’R, Future Property Assets that do not fully comply with the terms of the Lennar Agreements and may adhere only to some or none of the Operating Principles.

U.S. Home means U.S. Home, LLC, a Delaware limited liability company wholly owned by Lennar Corporation.

Vanguard means The Vanguard Group, Inc. or any of its affiliates.

Work means certain construction services, which Lennar performs or will perform (or contracts or will contract third-party providers to perform) to complete all Horizontal Development on the Transferred Assets, the Supplemental Transferred Assets and any of Lennar’s Future Property Assets, as contemplated by the Master Construction Agreement and as supplemented by the terms and provisions of any applicable Project Addendum. For the avoidance of doubt, “Work” refers specifically to the Horizontal Development services Lennar is obligated to perform under the Master Construction Agreement.

BASIS OF PRESENTATION OF FINANCIAL AND OPERATIONAL INFORMATION

Unless otherwise indicated, the historical financial information as of December 31, 2024 that is presented in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Millrose Properties, Inc. Combined Audited Financial Statements of the Predecessor Millrose Business of this Form 10-K is derived from the financial statements of Lennar, our parent company prior to the Spin-Off, for accounting purposes. The historical financial information presented (i) includes land inventory assets that represent the Transferred Assets, and related liabilities and operations from the Transferred Assets included in the Spin-Off (referred to as the “Predecessor Millrose Business”), but (ii) excludes the Supplemental Transferred Assets and any Future Property Assets acquired after the Spin-Off. The historical information also includes all costs directly attributable to the Predecessor Millrose Business.

This financial information of the Predecessor Millrose Business may not be indicative of Millrose’s future performance as an independent, publicly traded company following the Spin-Off and does not necessarily reflect what the financial position, results of operations and cash flows would have been had Millrose operated as an independent company during the periods presented. The financial information of the Predecessor Millrose Business prior to Spin-Off represents a combination of entities under common control that have been ‘carved out’ of Lennar’s consolidated financial statements. Historically, financial statements of the Predecessor Millrose Business have not been prepared as it was not operated separately from Lennar.

See Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the Combined Audited Financial Statements of the Predecessor Millrose Business for more information.

Elsewhere in the Form 10-K, unless otherwise indicated, the financial and operational data is presented as of December 31, 2024 after giving effect to the transactions completed in connection with the Spin-Off, including the contribution of the Transferred Assets, and the Supplemental Transferred Assets Transaction.

AVAILABLE INFORMATION

Our website is millroseproperties.com. We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. Our filings with the SEC are also available to the public from commercial document retrieval services and at the SEC’s website at http://www.sec.gov.

Our Class A common stock is listed and traded on the New York Stock Exchange under the symbol “MRP.” Our reports, proxy statements and other information filed with the SEC can also be inspected and copied at the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

We also make available on our website all of the documents (including any amendments thereto) that we file or furnish with the SEC, free of charge, as soon as reasonably practicable after we electronically file such material with the SEC. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are also available on our website and in print free of charge to any stockholder who requests them. Requests should be sent by mail to our corporate secretary at our executive office at 600 Brickell Avenue, Suite 1400 Miami, Florida 33131. Information contained on our website is not incorporated by reference into this Form 10-K. We intend to disclose on our website any amendments or waivers to our Code of Business Conduct and Ethics that are required to be disclosed pursuant to Item 5.05 of Form 8-K.

Part I

Item 1. Business

General

Millrose Properties, Inc. is a corporation incorporated under the laws of the State of Maryland on March 19, 2024 for the purpose of receiving the Business Assets from Lennar and becoming an independent publicly traded company. As of December 31, 2024, the Predecessor Millrose Business was wholly owned by Lennar. On February 7, 2025, Millrose completed a Spin-Off of the Predecessor Millrose Business from Lennar and became an independent publicly traded company listed on the NYSE. The Spin-Off was effected by the distribution of approximately 80% of the outstanding shares of Millrose common stock to holders of Lennar common stock on the Distribution Date. On February 10, 2025, Millrose completed an acquisition of land consisting of approximately 24,000 Homesites through the acquisition of 100% of the outstanding stock of RCH Holdings, Inc., a newly formed parent holding company of Rausch, for approximately $876 million in cash, which is net of option deposits funded by Lennar and other holdbacks. See “Part 1, Item 2. Properties” for more information on the Transferred Assets and Supplemental Transferred Assets acquired by Millrose in connection with the Spin-Off and the Supplemental Transferred Assets Transaction, and Note 8 to the Combined Audited Financial Statements of the Predecessor Millrose Business for more information related to the Spin-Off and the Supplemental Transferred Assets Transaction.

We provide, through our subsidiaries, an operational and capital solution for home builders and land development companies to finance the acquisition and development of land assets through our Homesite Option Purchase Platform (known as the HOPP’R). The HOPP’R is a comprehensive suite of systems and procedures developed to operate and manage the acquisition, financing and development of land assets on a large scale. Millrose is a holding company without any operations of its own. Our operations are conducted through Millrose Holdings, a Delaware limited liability company and our wholly-owned operating subsidiary, the Property LLCs and Other Subsidiaries. We are externally managed by our Manager with personnel provided by our Manager and officers recommended by our Manager and appointed by our Board serving as all officers and employees of, and performing all business operations for, Millrose, Millrose Holdings, the Property LLCs and any Other Subsidiaries.

For the year ended December 31, 2024, the Predecessor Millrose Business did not operate as a separate operating or reportable segment. Starting in the year ended December 31, 2025, Millrose will operate as one operating and reportable segment, Homesite Revenue, with properties geographically located in the following regions across the United States as of March 25, 2025:

East (Alabama, Delaware, Florida, New Jersey and Pennsylvania)

Central (Georgia, Illinois, Indiana, Kansas, Maryland, Minnesota, Missouri, North Carolina, South Carolina, Tennessee, Virginia, West Virginia and Wisconsin)

South (Arkansas, Oklahoma and Texas)

West (Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington)

Millrose intends to elect to be treated as a REIT for U.S. federal income tax purposes beginning with its taxable year ending December 31, 2025. Millrose Holdings intends to be treated as a TRS of Millrose. Accordingly, Millrose Holdings will be subject to full entity-level taxation in connection with its business operations. Similarly, we expect that any other TRSs that Millrose may form or acquire in the future will be taxable business entities. Because all of the land acquisition and development activity in connection with providing the HOPP’R to our customers (including with respect to the Transferred Assets, the Supplemental Transferred Assets and any Future Property Assets for Lennar and with respect to any potential Future Property Assets for any Lennar Related Ventures and Other Customers) will be conducted through one or more TRSs, we anticipate that all such activity will be subject to U.S. federal income tax at the entity level.

Overview of Millrose’s Business Objectives

Millrose’s business is to provide financing of land acquisition and Horizontal Development through the HOPP’R to home builders and land developers, based on a unique recycled capital model intended to accelerate home builders’ land light strategies either through the Lennar Agreements or through other agreements with potential future Lennar Related Ventures and Other Customers that are negotiated on Millrose’s behalf by our Manager. Following the Spin-Off, we have initially provided the Recycled Capital HOPP’R, principally to Lennar, which is designed to provide Lennar with reliable, consistent and uninterrupted access to capital, even during periods of market downturn or continued periods of depressed market conditions, subject to the assumptions and other risks described in this Form 10-K. Millrose has engaged and continues to engage in discussions with other home builders who are interested in becoming new customers, but there is no guarantee that Millrose will continue to be successful in negotiating agreements with such customers and there is no guarantee that Millrose will be able to secure any business arrangements with any home builders outside of Lennar in any given timeframe.

Our Recycled Capital HOPP’R is a result of the initial contributions of the Business Assets from Lennar, which allows us to use the proceeds from the payment of Option Deposits and the exercise of Purchase Options to finance the acquisition of Future Property Assets and the Horizontal Development of Future Property Assets without having to repay the value of the initial contribution. This cycle is expected to repeat, allowing us a steady flow of capital, assuming Lennar’s continued and timely exercise of the Purchase Options on the timelines set forth in the applicable Project Addenda and continued payments of Option Deposits when Future Property Assets are acquired pursuant to the Lennar Agreements.

This self-financing reliable cycle is a unique feature of Millrose’s solution to traditional Land Banking, and is made possible by (i) the perpetual use of the HOPP’R to operate and manage the acquisition, financing and Horizontal Development of land assets on a large scale and (ii) Lennar’s initial contribution of the Business Assets in return for equity — allowing Millrose access to assets and cash to finance new land acquisitions without having to repay the initial contribution. This Recycled Capital HOPP’R is intended to be accessible to all customers in the residential real estate industry, not just limited to Lennar, and the features unique to the Recycled Capital HOPP’R are designed to allow Millrose to continue financing new transactions with customers both in times of strong market conditions and times of market downturns, therefore supporting the reliable and consistent nature of the structure. The ability of Millrose to offer perpetual land acquisition and Horizontal Development financing solutions through the Recycled Capital HOPP’R distinguishes Millrose’s business from those that engage in traditional Land Banking, which is often required to distribute land sale proceeds to investors. Thus, while traditional Land Banking providers generally cannot engage in additional Land Banking without raising new investor funds, leaving them vulnerable to market dynamics and investor preferences, Millrose’s recycled capital structure should provide home builders with consistent access to capital, even during periods of market downturn or continued periods of depressed market conditions, subject to the assumptions and other risks described in this Form 10-K.

However, there is no guarantee that this financing model will be fully self-financing. We entered into the Credit Agreement, which provides for a revolving credit facility with commitments in an aggregate amount of $1.335 billion, and may seek to pursue additional debt financing, all of which may be available to manage cash needs and reduce drag on returns, as well as for use to provide the HOPP’R to Other Customers. However, there is no guarantee that such sources of additional cash will be obtained or will be sufficient to cover all of our business growth initiatives. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources Following the Spin-Off” for more information. Additionally, the ability of Millrose to obtain additional debt financing is subject to the Debt to Equity Ratio Limit under the Founders’ Rights Agreement.

Millrose Holdings provides the Recycled Capital HOPP’R to Lennar pursuant to the Lennar Agreements and holds the Transferred Assets and the Supplemental Transferred Assets received in the Spin-Off through the Property LLCs. Subject to the Manager Diligence Obligations, Millrose is required to provide the HOPP’R for the Future Property Assets of (i) Lennar and (ii) any Lennar Related Venture that meets the requirements of the Operating Principles, provided that the Lennar Related Venture has an acceptable risk profile with respect to its creditworthiness and agrees to terms substantially similar to the Lennar Agreements. For any Future Property Assets of Lennar or any Lennar Related Venture that do not meet the requirements of the Operating Principles or do not satisfy the Manager Diligence Obligations, we may decide to provide the HOPP’R under the terms as determined by our Manager. Millrose Holdings provides the HOPP’R to Lennar through the Property LLCs. Millrose Holdings may also provide the HOPP’R to Lennar Related Ventures (with approval from Lennar, to be provided at Lennar’s discretion) or Millrose may provide the HOPP’R to such Lennar Related Ventures through one or more Other Subsidiaries as determined by Lennar and our Manager.

We also intend to offer other types of HOPP’R arrangements to potential customers who may not want to engage us for the Recycled Capital HOPP’R, which we seek out on our own (through our Manager) for purposes of diversification and scaling business growth. Our Manager negotiates any such arrangements individually on an ad hoc basis. Even if not all of Millrose’s customers will use the Recycled Capital HOPP’R, the HOPP’R has the flexibility to evolve and be further refined with different features to fit each customer’s needs. There is no certainty as to what the terms and arrangements of such agreements may be, but in some cases, we expect they may share certain characteristics and terms seen in more traditional Land Banking arrangements that are commonly used in the market today, which are influenced by, and subject to, market conditions. In some cases, new customers may also negotiate with our Manager to transfer their already-owned properties to Millrose in exchange for Millrose equity as a way to participate in Millrose’s model. Regardless of the combination of features any customer may desire to negotiate with Millrose, the HOPP’R is designed to provide at its core a sophisticated, streamlined and professional approach to land acquisition and Horizontal Development financing for home builders and developers in the residential real estate industry that was previously exclusively for the benefit of Lennar. To the extent we provide the HOPP’R to any Other Customers, it will be done through Other Subsidiaries and pursuant to agreements that will be negotiated on behalf of Millrose by our Manager. Additionally, in the event that Millrose provides the HOPP’R to Other Customers, it will likely need third-party financings to do so, and we may be limited in our ability to seek additional financing (in the event our existing sources of capital are insufficient) if it would cause our debt to equity ratio to exceed the Debt to Equity Ratio Limit unless we obtain the prior approval of Lennar. In no event will the HOPP’R be provided to Other Customers through Millrose Holdings or any Other Subsidiaries that provide the HOPP’R to Lennar.

In all cases, and subject to Lennar’s Capital Priority Right, the proceeds received from the payment of Option Deposits and the exercise of Purchase Options from providing the HOPP’R to customers through Millrose Holdings and any Other Subsidiaries are available to the Millrose Subsidiaries to finance additional Future Property Assets acquisitions that can be improved and developed by Millrose and purchased as finished Homesites by our customers on a “just in time” basis, while a portion could be used to repay the principal on the Promissory Note. Millrose Holdings and Other Subsidiaries distributes to Millrose (subject to limitations on the portion of Millrose’s income that can be dividends in compliance with the REIT Requirements) (i) net earnings generated from the Monthly Option Payments after payments for taxes and expenses (including the Management Fee) and (ii) monthly interest payments on the Promissory Note, and such amounts are then distributed by Millrose as dividends to Millrose’s stockholders, consistent with or in excess of the amount that would satisfy applicable REIT Requirements.

The continued sustainability of Millrose’s self-financing recycled capital business model, which is intended to provide us with reliable, consistent and uninterrupted access to capital, is contingent in the first instance on Lennar and any Other Customers electing to exercise their land purchase options. Given that the Transferred Assets that Lennar contributed to Millrose in the Spin-Off comprise a substantial portion of the current and future Homesite inventory that Lennar plans to use for the construction and sale of homes, we expect that Lennar will consistently exercise its options to purchase Homesites from us in order to continue its business of being a home builder. However, Lennar is under no obligation to exercise its options, and we would have no ability to force Lennar to purchase Homesites if it decided not to exercise the options it has pursuant to the Lennar Agreements, which is possible in the event of a significant downturn in the market. Additionally, Millrose can request (and

Lennar cannot unreasonably deny such request) that Lennar build homes on behalf of Millrose on any Homesites for which it has forfeited or terminated its Purchase Options. As there is generally a stronger market to sell completed homes compared to Homesites, we should be able to sell such completed homes to generate additional capital, although there is no guarantee we would be able to achieve such sales. Such construction and the subsequent sale to the third parties would require additional time and cost, including hiring personnel and providing the capital to build the homes, that will be borne by us. The price for which we can sell homes to third parties may be significantly less than the amounts of our investments. Absent option exercises by Lennar and Other Customers, Millrose’s self-financing recycled capital business model may still be sustained by supplementing customer option exercises with various alternative transaction contingency options, such as sales of homes to third parties, that would help in ensuring that Millrose will continue to replenish its capital reserves. Our revolving credit facility under the Credit Agreement and any additional debt financing we may seek to pursue may be available to manage cash needs and reduce drag on returns, as well as for use to provide the HOPP’R to Other Customers. However, there is no guarantee that such sources of additional cash will be obtained or will be sufficient to cover all of our business growth initiatives. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources Following the Spin-Off” for more information. Additionally, the ability of Millrose to obtain additional debt financing is subject to the Debt to Equity Ratio Limit under the Founders’ Rights Agreement. Further, Millrose has the ability, subject to market and other conditions, to issue additional equity to generate additional capital, which would allow us to replenish its capital reserves. However, there is no guarantee that we would be able to achieve additional financing on acceptable terms or at all, or that our common stock will always hold sufficient value for equity raises to be viable.

Land Banking Reimagined

Reimagining Land Banking as an Asset Class

Millrose envisions a transformation in the landscape of Land Banking, pioneering a recycled capital vehicle tailored for its income-generating real estate asset class, while aiming to address key challenges prevalent in the Land Banking industry. The HOPP’R is a new type of land acquisition and Horizontal Development financing model that strives to address all of the concerns of traditional Land Banking—excessive risk, lack of readily available, sufficient capital and heavily negotiated, bespoke agreements.

In prior iterations of Land Banking, the investment opportunity remained largely exclusive to private equity and institutional investors. Typically, these ventures financed longer-duration, riskier land assets, fraught with inherent market risks and the looming threat of cost overruns, which could severely impact land bank returns and viability. Moreover, such models were often associated with undercapitalized, risky home builders, and were seen more as a risk mitigation strategy rather than a robust source of capital to the home builder. The land bank’s fragmented capital pool further exacerbated the model’s challenges, particularly evident in more volatile market environments.

In contrast, we believe Millrose heralds a new era in financing the acquisition and development of land. As the first pure-play publicly traded vehicle offering large-scale recycled capital financing of land acquisition and Horizontal Development using the HOPP’R, which reimagines Land Banking investment opportunities as an asset class, it allows investors (not just private equity funds) to participate in this asset class. Focused on geographically diversified, fully entitled, shorter-duration assets, the Recycled Capital HOPP’R aims to effectively mitigate market risks. The Master Option Agreement with Lennar features (and option agreements that may be entered into with Lennar Related Ventures and Other Customers may feature) upfront deposits, potential termination fees, guaranteed Horizontal Development costs and defined takedown schedules, increasing the potential for consistent profits and returns for stockholders. The Recycled Capital HOPP’R also incorporates mechanisms such as cross-termination of assets within a pool under the Multiparty Cross Agreement, disincentivizing Lennar from terminating option agreements prematurely. Similar agreements may be entered into with Lennar Related Ventures and Other Customers in the future. The Master Construction Agreement, and similar agreements that may be entered into with Lennar Related Ventures and Other Customers, shift the risk of cost overruns to the home builder, enhancing Millrose’s overall stability.

As a recycled capital vehicle designed to navigate various market environments, the HOPP’R is intended to be resilient and dependable, poised to redefine the dynamics of Land Banking as an asset class. Functioning as a critical source of capital for Lennar, we believe Millrose will facilitate Lennar’s (and possibly other home builders’) endeavors to maintain and expand its land light strategy.

Subject to the Manager Diligence Obligations, Millrose is required to provide the HOPP’R for the Future Property Assets of Lennar that meet the requirements of the Operating Principles. This streamlined process is intended to free Lennar to potentially find more land transactions knowing that Millrose is available to finance these transactions. Furthermore, we believe Millrose is equipped to finance land acquisition and Horizontal Development for Lennar in all areas where Lennar operates. By offering Lennar this scale and reliability, Millrose seeks to help Lennar acquire additional properties while accelerating its land light strategy.

Risk Mitigation

Millrose was created with a core focus on mitigating risks inherent to Land Banking, underpinned by its robust Operating Principles, designed to safeguard investor interests, allowing Millrose to provide the Recycled Capital HOPP’R to Lennar and certain Lennar Related Ventures. The Operating Principles, detailed under “—The Operating Principles” below, provide various risk mitigation features.

With the duration of assets potentially constraining a land bank’s capacity to fund its Land Banking portfolio effectively, the Recycled Capital HOPP’R adopts a proactive approach to portfolio construction, meticulously aligning cash inflows and outflows in an attempt to mitigate duration risk and support sustained financial stability. Additionally, Millrose seeks to address the possibility of entitlement delays, stemming from government approvals, by structuring deals Millrose believes have minimal approval risk, bolstered by stringent underwriting criteria and comprehensive due diligence processes.

Development cost risk poses another significant concern to land banks, with the specter of cost overruns threatening to disrupt budgeted expenses. Millrose will mitigate such risk by making home builders responsible for all cost overruns, thereby protecting itself from cash flow vulnerabilities. Regarding termination risk, wherein a home builder may prematurely terminate option contracts, Millrose implements measures to disincentivize such actions by Lennar and potentially Lennar Related Ventures and Other Customers in the future, imposing forfeiture of deposits and termination fees, while obligating the home builder to complete the Homesites’ development. Additionally, pooling communities allows Millrose to use multiple properties as collateral for option contracts so that premature termination of one option contract results in the home builder losing access to the other communities in the same pool.

Development schedule risk presents yet another challenge for traditional Land Banking, with projects potentially missing development timelines and delaying monetization. In an effort to mitigate this, under the Lennar Agreements (and any similar agreements with Lennar Related Ventures and Other Customers), Millrose receives current income in the form of Monthly Option Payments and continues to receive Monthly Option Payments in the event of project delays, with the goal of generating yield for stockholders and maintaining financial resilience. Furthermore, to mitigate the risk of capital constraints and financing challenges potentially impeding a home builder’s ability to comply with takedowns, Millrose seeks to offer the HOPP’R to well-capitalized, high-quality home builders and land developers that will execute agreements similar to the Lennar Agreements, although there is no guarantee that such agreements will be finalized.

We believe that the Operating Principles are key features in providing the Recycled Capital HOPP’R while maintaining a low-risk business model.

The Operating Principles

The following is a summary of Millrose’s Operating Principles, and how they have been reflected in the Lennar Agreements. The descriptions of the Lennar Agreements are not comprehensive; for more information about the terms and provisions of the Lennar Agreements, see “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar.”

In most cases, Future Property Assets to be acquired are to consist of properties for which all discretionary approvals and entitlements to allow Horizontal Development to begin soon after the acquisition of the land have already been obtained.

•

This requirement is designed to mitigate the risk of potential land development delays and regulatory uncertainties, as well as risks associated with changes in local regulations or zoning ordinances that may result in unforeseen obstacles to development. Moreover, we believe this Operating Principle will result in shorter deal durations, streamline the development process and help enable home builders to commence development of the land without the risk of approval delays and thereby further optimize time and resources. Ultimately, we believe approved and permitted land assets should enhance investor confidence in the cash conversion cycle.

•

This is already the case with most of the Transferred Assets and the Supplemental Transferred Assets, and the Master Program Agreement includes provisions along with a separate set of Program Criteria that generally require this for any Future Property Assets that Millrose Holdings may acquire pursuant to the Lennar Agreements.

Future Property Assets must meet certain predetermined criteria in an effort to ensure that we maintain a diversified Real Estate Portfolio.

•

Diversification is important as a real estate risk mitigation tool in general, and specifically, for Millrose. Because the properties within the Real Estate Portfolio are spread across different regions, we believe Millrose should be able to safeguard against adverse localized economic events that may impact a particular market. Similarly, diversification across various markets and property types should enable more flexibility for Millrose to capitalize on opportunities and adapt to changing home buyer preferences. However, there is a risk that Future Property Assets may not be as diverse as the Transferred Assets and the Supplemental Transferred Assets.

•

The criteria that Lennar is obligated to follow are set forth in the Program Criteria set forth in the Master Program Agreement and will apply to all Future Property Assets that Millrose Holdings acquires pursuant to the Lennar Agreements.

•	Millrose has the benefit both of property evaluations by Lennar site acquisition personnel and the Manager Diligence Obligations with regard to each Future Property Asset.

Future Property Assets to be acquired are to be subject to a nonrefundable deposit as consideration for the grant of the purchase option of such Future Property Asset.

•

Requiring a nonrefundable deposit as consideration for the grant of home builder’s purchase option of the Future Property Asset, which should be paid in part at the outset when a Future Property Asset is acquired from or on behalf of a home builder and in part when Millrose requires the capital or when the home builder terminates its purchase option as a termination fee, is designed to (i) provide the home builder with additional incentive not to default on its purchase options and pay the Monthly Option Payments and (ii) provide Millrose with sufficient capital to maintain its operations and invest in additional Future Property Assets for such home builder (although Millrose may need to secure additional third-party financing or raise capital through equity or debt issuances in the future if Millrose’s existing sources of capital are insufficient).

•

Pursuant to the Lennar Agreements, Lennar paid the Initial Deposit portion of the Option Deposit with respect to the Transferred Assets upon the execution of the Master Program Agreement and Master Option Agreement. Lennar is also obligated to pay the Initial Deposit portion of any Option Deposit with respect to the Supplemental Transferred Assets and any Future Property Assets upon the execution of the applicable Project Addendum and will be obligated to pay the Additional Deposit portions of the Option Deposits with respect to the Transferred Assets, the Supplemental Transferred Assets and any Future Property Assets as set forth in the Lennar Agreements.

Construction agreements are to contain provisions that are designed to ensure cost overruns on any Horizontal Development will be guaranteed by the home builder.

•

Such an arrangement aims to shield Millrose from unexpected expenses that may arise during the Horizontal Development process. With the home builder bearing the responsibility for any cost overruns relating to Horizontal Development on the properties, we believe Millrose will be able to operate with greater predictability and with more confidence that its financial expectations will be substantially met (or even if it does not, that it will be within an acceptable and foreseeable range of such expectations). This Operating Principle aims to minimize financial risks and to maximize the likelihood that developments stay within time and budgetary limits and should, in our view, result in stable and consistent financial returns.

•

As reflected in the Master Construction Agreement, as part of the Lennar Services, Lennar has agreed to cover any cost overruns with respect to any Horizontal Development for the Transferred Assets, the Supplemental Transferred Assets and any Future Property Assets. Lennar has also agreed to maintain insurance, including general liability insurance, to cover certain liabilities that may arise with respect to its Horizontal Development projects, among others. Lennar will also solely be responsible for any costs related to home construction.

Properties and Homesites comprising the Future Property Assets are to be subject to pooling arrangements to create cross-termination.

•

We believe that embedding cross-termination rights in Millrose’s option contracts with any customer who desires the Recycled Capital HOPP’R is a risk mitigation tool that is beneficial to Millrose. The pooling of communities, as required by the Lennar Agreements, is intended to allow Millrose to use multiple properties as collateral for option contracts, thereby spreading the risk across various assets. In the event that one community underperforms or faces difficulties, Lennar would risk losing access to the other communities in the same pool if it tried to walk away from the underperforming community in that pool. Future Property Assets that adhere to the Operating Principles would be pooled generally using the same principles as those used to pool the Transferred Assets and the Supplemental Transferred Assets. For more information about how Transferred Assets and the Supplemental Transferred Assets are pooled and any Future Property Assets adhering to the Operating Principles will be pooled, see “Part I, Item 2. Properties—Description of the Transferred Assets and the Supplemental Transferred Assets—Pooling of the Transferred Assets and the Supplemental Transferred Assets” and “Part I, Item 2. Properties—Description of Future Property Assets—Pooling of Future Property Assets.” We expect this strategy may also help Millrose’s our ability to negotiate more favorable terms and secure financing from lenders in the future, to the extent external financing is needed. However, there is no guarantee that Future Property Assets acquired for Other Customers will be subject to the pooling requirement.

•

Pursuant to the Lennar Agreements, the Transferred Assets and the Supplemental Transferred Assets are pooled into 30 pools consisting of an average of 29 properties each. Each property included in any Future Property Asset acquired pursuant to the Lennar Agreements will be pooled pursuant to one or more Multiparty Cross Agreements, which identifies the pooled communities and sets forth the rights that Millrose and its subsidiaries have in the event Lennar decides to terminate a purchase option (subject to certain exceptions, such as the fee building exemption, which is described further in “—Millrose’s Operational Agreements”).

Millrose (through Millrose Holdings, the Property LLCs and Other Subsidiaries) expects to receive predictable, recurring Monthly Option Payments in order to maintain the purchase options to buy back the Transferred Assets, the Supplemental Transferred Assets or any Future Property Assets.

•

This arrangement is designed to provide a predictable and stable source of income for Millrose, which we believe is essential for consistent dividend distributions to our stockholders. With Monthly Option Payments paid by the home builder at consistent intervals, we expect Millrose Holdings will be able to better manage its working capital for maintaining operations (including payment of taxes and other expenses, including the Management Fee). Millrose Holdings, the Property LLCs and Other Subsidiaries will distribute to Millrose (i) net earnings generated from the Monthly Option Payments after payments for taxes and expenses (including the Management Fee) and (ii) monthly interest payments on the Promissory Note (which is currently approximately $358 million annually based on a 7.5% interest rate), and such amounts will then be distributed by Millrose as dividends to our stockholders, consistent with or in excess of the amount that would satisfy applicable REIT Requirements. We expect these fixed income-like payments may also act as a steady financial foundation for lenders in the future, to the extent external financing is needed. We expect any future HOPP’R agreements pursuant to which we will provide the Recycled Capital HOPP’R will include a substantially similar arrangement.

•

The Master Option Agreement with Lennar obligates Lennar to pay to Millrose Holdings the Monthly Option Payment to maintain its exclusive option to purchase back the Transferred Assets, the Supplemental Transferred Assets and any Future Property Assets in accordance with the Lennar Agreements.

Nothing in any of the Lennar Agreements is intended to impede, impair or otherwise negatively impact Millrose’s ability to qualify for REIT status for U.S. federal income tax purposes.

•

Millrose’s intended REIT status and externally managed operating structure is designed to help minimize administrative burdens and allow Millrose to continually reinvest land sale proceeds to drive new business. Millrose intends to elect to be treated as a REIT for U.S. federal income tax purposes, beginning with its first taxable year for the year ending December 31, 2025. Millrose’s intended REIT status and its externally managed operating structure and relationship with our Manager aim to minimize the administrative burdens on Millrose, which we believe help enable our Manager to focus more on strategic relationships with Lennar and other customers. Additionally, we believe Millrose’s position fosters greater flexibility in decision-making, allowing Millrose to pursue opportunities to provide the HOPP’R to customers without being constrained by shifts in investor sentiments and market conditions. In light of these considerations, Millrose Holdings seeks to continuously deploy a portion of its capital into financing new HOPP’R transactions. We expect this approach also promotes efficiency by maximizing the utilization of available funds, thereby minimizing cash drag and idle capital, further contributing to the goal of providing us with stable, predictable returns over an extended period.

•

The Lennar Agreements were designed with the goal of ensuring that none of the provisions in the Lennar Agreements will negatively impact Millrose’s ability to qualify for REIT status for U.S. federal income tax purposes.

Land Banking as a Solution for Home Builders’ Land Light Strategies

Traditional Land Banking has generally been a deal-by-deal off-balance sheet financing structure whereby a Land Banking provider (separate from the home builder itself) purchases fee title to a land parcel, and then enters into a purchase option agreement with a home builder to sell the land parcel back once the land parcel becomes fully developed Homesites. The purchase option agreement may be secured by a nonrefundable option fee paid by the home builder. The land parcel may or may not have all permits, approvals and entitlements at the time of closing, and the time from when the land is purchased by the land bank until the last Homesite is sold to home builders can be protracted for many years. Traditional Land Banking arrangements may also involve a construction agreement by which the Land Banking provider pays the home builder, as the contractor, to develop the property at a fixed or guaranteed cost and generally lack asset diversity running the risk that a market downturn in one region could lead to multiple customers with purchase option contracts opting not to exercise their options. In traditional Land Banking, customers may walk from a property or “cherry pick” assets if there is more than one property land banked at a time, creating risk and leaving the land bank responsible for finding new buyers for less-desirable properties.

At times of rising demand for finished Homesites, home builders are faced with the challenge of securing land at rising prices. The land acquisition costs and the Horizontal Development phase represent the main source of capital inefficiency given the long duration of time involved, coupled with the amount of capital required to fund land acquisition and Horizontal Development. An illustrative average home building lifecycle comprises the following main phases:

Phase 1 – Land Acquisition and Approval (generally 6-60 months): The first phase involves the identification and acquisition of and the receipt of entitlements, approvals and permits for the land, which is a time-intensive process and includes zoning and permitting risks. This part of the process involves obtaining approvals to develop the property in accordance with land zoning and development building codes. The Homesite yield on any given property is a function, in part, of the permitted zoning and development building regulations. At times, a home builder will identify and acquire land which has already been partially or fully approved or entitled.

Phase 2 – Property Acquisition, Entitlement and Horizontal Development (generally 6-60 months): The second phase involves completing the land purchase and Horizontal Development, which lays the groundwork for building homes. This is where Millrose enters the development process. Horizontal Development includes installing all utilities and infrastructure required to build homes in a community, including drainage, sewage, water lines, roads, sidewalks, utility lines, grading and landscaping. Sometimes such infrastructure can also include the construction of recreational facilities, common area elements and other amenities. The land is usually purchased before or when Horizontal Development can commence. Therefore, this phase is both time- and capital-intensive for the home builder.

Phase 3 – Sale and Home Construction Development (generally 4-14 months to complete the first home): Once the Horizontal Development is substantially completed, the third phase involving the construction of homes can begin. Typically, the home builder is responsible for constructing the home, completing utility connections to the homes and installing landscaping, all at its cost. Building the actual home is referred to as “home construction” or “vertical development” and is much less time-intensive than Horizontal Development. In some cases, the home builder may undertake construction work before purchasing the Homesite or without even purchasing the Homesite, in which case the Land Banking provider may be asked to deliver the Homesite and the completed home directly to the ultimate home buyer.

Following the evolution of the housing market since the global financial crisis of 2007-2008, there is a growing trend of home builders to pursue a land light strategy, which allows home builders to minimize their investment in land acquisition and Horizontal Development in favor of finding “just in time” sources of land inventory. The adoption of a land light strategy typically offers compelling advantages to home builders in today’s competitive real estate landscape. Transitioning to a land light model allows home builders to own less land while relying more heavily on third parties for their Land Banking needs. By relying on land owned by others, home builders can conserve valuable capital that can be allocated to other critical areas of the business, such as expanding into new markets and regions, innovating, integrating technology and/or enhancing stockholder returns through the payment of dividends and stock buybacks. It may also extend a home builder’s capital base in the pursuit of securing more land for future development. Furthermore, a land light strategy can generally facilitate a faster time to market for home builders. Land Banking meets this growing demand for ways to maintain a land light strategy and “just in time” operating model, and most major home builders in the United States are employing some form of Land Banking strategy today.

Future HOPP’R Arrangements with Lennar and Lennar Related Ventures

Millrose’s business arrangements are primarily pursuant to the Lennar Agreements, which seek to provide Lennar with the Recycled Capital HOPP’R with respect to the Transferred Assets. The properties in the Transferred Assets and the Supplemental Transferred Assets are expected to have a short cash conversion cycle.

Lennar has offered and we expect that Lennar will offer additional transactions to us in the form of Future Property Assets that we would acquire pursuant to the Lennar Agreements, and Lennar has referred and we expect that Lennar will refer any Lennar Related Ventures interested in the HOPP’R to us. However, there is no certainty as to when, how often and to what extent this will occur. Any future transactions that Lennar or any Lennar Related Venture presents to us will be in one of two categories:

•	Type 1: Those that fully comply with the terms of the Lennar Agreements, including adherence to all the Operating Principles; and

•	Type 2: Those that do not fully comply with the terms of the Lennar Agreements and may adhere only to some or none of the Operating Principles.

We are obligated to accept any Future Property Assets presented to us by Lennar or any Lennar Related Venture that fit within Type 1 and satisfy the Manager Diligence Obligations, provided that we have sufficient capital to do so, as calculated in accordance with the terms of the Master Program Agreement, and provided that such Lennar Related Ventures has an acceptable risk profile with respect to its creditworthiness. If we do not have sufficient capital, despite Lennar’s Capital Priority Right, then the obligation may be delayed until we do have sufficient capital to acquire the Future Property Assets. These acquisitions are governed by the Lennar Agreements with respect to any acquisitions done for Lennar and are governed under separate agreements with respect to any acquisitions done for a Lennar Related Venture. We expect agreements for a Lennar Related Venture to have substantially the same terms as the Lennar Agreements (including adherence to all the Operating Principles) but not to be covered under Lennar’s Guaranty and not to include the Monthly Option Payment fee rate matching provision. For Future Property Assets that fall within Type 2, we may, at our Manager’s discretion, accept any transactions presented to us. The terms of any Type 2 transactions from Lennar are individually negotiated on a case-by-case basis between Lennar and our Manager and may be governed by separate HOPP’R agreements and not the Lennar Agreements. The terms of any Type 2 transactions from any Lennar Related Ventures are also individually negotiated on a case-by-case basis between the Lennar Related Venture and our Manager and are governed under separate agreements. The terms of any such agreements with Lennar or any Lennar Related Venture may be different from the terms in the Lennar Agreements, and the HOPP’R we provide to Lennar or to a Lennar Related Venture in Type 2 may not be the same Recycled Capital HOPP’R that we provide pursuant to the Lennar Agreements.

Millrose seeks to provide the HOPP’R to each customer through a separate subsidiary. For example, Millrose Holdings provides the Recycled Capital HOPP’R to Lennar through the Property LLCs. Millrose Holdings may also provide the HOPP’R to Lennar Related Ventures (with approval from Lennar, to be provided at Lennar’s discretion) or Millrose may provide the HOPP’R to such Lennar Related Ventures through one or more Other Subsidiaries as determined by Lennar and our Manager. To the extent we provide the HOPP’R to any Other Customers, it is done through Other Subsidiaries and pursuant to agreements that are negotiated on behalf of Millrose by our Manager. Additionally, in the event that Millrose provides the HOPP’R to Other Customers, it will likely need third-party financings to do so. We have a revolving credit facility under the Credit Agreement and may seek to pursue additional debt financing, all of which may be available to manage cash needs and reduce drag on returns, as well as for use to provide the HOPP’R to Other Customers, but there is no guarantee that such sources of additional cash will be obtained or will be sufficient to cover all of our business growth initiatives. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources Following the Spin-Off” for more information. Additionally, the ability of Millrose to obtain additional debt financing is subject to the Debt to Equity Ratio Limit. In no event will the HOPP’R be provided to Other Customers through Millrose Holdings or any Other Subsidiaries that provide the Recycled Capital HOPP’R to Lennar.

Any capital held in Millrose Holdings to be used to fund future HOPP’R transactions for Lennar and certain Lennar Related Ventures is subject to the Capital Priority Right as set forth in the Founder’s Rights Agreement. Lastly, under the Founder’s Rights Agreement, Lennar’s Applicable Rate Adjustment Right allows Lennar to adjust its Applicable Rate for Proposed Projects initiated during the 180 day period after a HOPP’R or other arrangement is entered into for any rate lower than Lennar’s agreed upon between Millrose and any Lennar Related Ventures or Other Customers. See “—Millrose’s Operational Agreements” for more information.

In accordance with the Lennar Agreements, Lennar is under no obligation to provide us with any new transactions and opportunities (in either Type 1 or Type 2). This means that, unless we receive substantial new transaction opportunities from Lennar, Lennar Related Ventures or Other Customers, we will not have any active customers utilizing the HOPP’R following the complete turnover of the Transferred Assets and the Supplemental Transferred Assets. As such, part of our business strategy is to seek additional customers that wish to contract with us to utilize the HOPP’R in order to diversify our customer base and grow our business.

Potential Future HOPP’R Arrangements with Other Customers

We seek to provide the HOPP’R to Other Customers as part of our diversification and growth strategy. It is KL’s responsibility, as our Manager, under the Management Agreement to find, identify, evaluate and negotiate with any potential Other Customers. Agreements with Other Customers are individually negotiated on Millrose’s behalf by our Manager (and such agreements may not include the same features as the Recycled Capital HOPP’R). KL has substantial Land Banking experience, and we believe KL as our Manager is well-positioned to evaluate the relative risks and the potential returns when negotiating these transactions.

For each transaction with Other Customers, our Manager must satisfy the Manager Diligence Obligations and has full discretion to negotiate the applicable terms and arrangements. The terms of such agreements and arrangements may be vary, and Other Customers may be unwilling to agree to any of our Operating Principles. As a result, the HOPP’R we provide to Other Customers may be very different from what we will provide to Lennar. The arrangements around providing the HOPP’R in these cases may instead share the characteristics and terms of more traditional Land Banking arrangements that are commonly used in the market today (i.e., there will likely not be any assurance to such home builders that Millrose will be able to provide them with available capital during periods of market downturn or continued periods of depressed market conditions).

In all cases, Millrose will provide the HOPP’R and all other similar arrangements to its customers (including with respect to any acquisitions of Future Property Assets for any customer, including Lennar) in accordance with Millrose’s Operating Guidelines described below under “—Millrose’s Operating Guidelines” and set forth in the Management Agreement, including, but not limited to, the Investment Guidelines and Allocation Policy for presenting investment opportunities to entities it and its subsidiaries advise, including Millrose.

We cannot provide any certainty about how many (if any) Other Customers we may be able to attract and take on as customers. Even if our Manager does find suitable Other Customers, such opportunities will be subject to the Allocation Policy. See “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with our Manager—Management Agreement” and “Part I, Item 1A. Risk Factors—Risks Related to our Management Structure” for more information about Kennedy Lewis’s allocation policies and the related risks.

The Benefits of Millrose’s Recycled Capital HOPP’R

Historically, Land Banking was done for long-lived and riskier collateral, and Land Banking structures were often utilized to offload risks associated with discrete assets onto a capital provider. These historical risk mitigation objectives of traditional Land Banking customers are inconsistent with the Recycled Capital HOPP’R that we aim to provide to at least certain of our customers, including Lennar. We believe Millrose’s business model suits the needs of, and provides valuable benefits to, sophisticated home builders, such as Lennar, who can withstand the responsibilities and risk exposures allocated to them under the Operating Principles. As such, the Operating Principles as reflected in the current Lennar Agreements require Lennar to take on significant responsibility in order to take advantage of the Recycled Capital HOPP’R. In return, Millrose expects to provide Lennar with a perpetual and tailored Recycled Capital HOPP’R that will persevere through both advantageous and disadvantageous market conditions. We believe the benefits that Millrose will provide to Lennar beyond what traditional Land Banking providers offer will enable Lennar to enjoy significantly greater certainty, predictability and reassurance about the stability and sustainability of its land light strategy—benefits that we believe far outweigh the responsibilities described above.

Currently, our largest customer is Lennar. Millrose has engaged and continues to engage in discussions with other home builders who are interested in becoming new customers, but there is no guarantee that Millrose will continue to be successful in negotiating agreements with such customers and there is no guarantee that Millrose will be able to secure additional business arrangements with any home builders outside of Lennar in any given timeframe. Pursuant to the structures in place and the terms set forth in the Lennar Agreements, we believe Millrose’s contemplated business model should allow Lennar to realize its desire of enhancing return on equity and accelerating its planned ongoing transformation into an asset-light, high cash flow home building manufacturer. As set forth in the below illustrative diagram, we expect that the Recycled Capital HOPP’R should allow Lennar to systematically move land into an off balance sheet vehicle that is option driven, which can result in Homesites being available on a “just in time” basis, no different than when Lennar purchases other assets (e.g., materials, lumber and refrigerators) from critical suppliers as the cadence of home production dictates.

While there are many benefits to Millrose over traditional Land Banking, one key differentiator, as discussed above, lies in the Recycled Capital HOPP’R: the intended permanence of Millrose financing afforded by the terms of the Lennar Agreements is expected to provide Lennar with access to a lower cost of capital on an ongoing basis and ensure that Lennar’s business operations remain uninterrupted. We believe this dependability should add significant value to Lennar in terms of providing more certainty as to where capital will come from and the extent to which it will remain available even in times of market stress.

Highly Synergistic Business to Support Home Building

The following descriptions summarize the synergistic arrangements we have with Lennar. These are the main steps contemplated in the Lennar Agreements between Millrose Holdings and Lennar:

•	Acquisition of Transferred Assets, Supplemental Transferred Assets and Future Property Assets

Millrose Holdings, through the Property LLCs, holds all of the Transferred Assets and the Supplemental Transferred Assets. Although there can be no guarantees, Millrose expects Millrose Holdings will make new land acquisitions of Future Property Assets for Lennar in accordance with the terms of the Master Program Agreement.

Pursuant to the Master Program Agreement, in the event Lennar desires to enter into new transactions with Millrose Holdings, Lennar will be obligated to identify and evaluate suitable Future Property Assets for Millrose Holdings to purchase in connection with Millrose Holdings’ ongoing relationship with Lennar. With respect to any potential Future Property Assets that Millrose Holdings will acquire pursuant to the Lennar Agreements, Lennar will perform the acquisition analyses, diligence and vetting of potential Future Property Assets against the Program Criteria set forth in the Master Program Agreement on behalf of Millrose Holdings and once our Manager provides its approval after it performs the Manager Diligence Obligations on any Future Property Asset, Millrose Holdings (directly or through one of the Property LLCs) is obligated to acquire the Future Property Assets.

As part of the Manager Diligence Obligations, the Manager employs its current underwriting team to conduct a thorough independent diligence assessment of each proposed transaction, ensuring adherence to the Investment Guidelines and assessing the credibility of the home builder’s financial projections. Kennedy Lewis’ underwriting team consists of more than 30 diligence professionals proficient in homebuilding, land acquisition, and financial analysis. They leverage third-party market data and internal proprietary datasets to formulate an autonomous evaluation of projected home selling prices, sales pace, and profit margins for each community. In general, the Manager’s due diligence includes an appropriate legal evaluation that ensures the land has received all necessary entitlement and environmental approvals. However, in accordance with the Lennar Agreements, Millrose has a put back right under certain circumstances that allows it to sell a property back to Lennar for a price equal to Millrose’s total capital investment in such property. This right is triggered in the event that, after acquisition of a Future Property Asset, there is a material misrepresentation regarding title, environmental and/or permits/approvals, such that the property cannot be developed and sold generally in the manner contemplated. In such circumstances, Millrose may exercise the put back right by notifying Lennar of the issue and misrepresentation, and Lennar will be obligated to purchase such property from Millrose within a reasonable time following Millrose’s exercise of its put back right. In light of Millrose’s put back right, our Manager does not believe that there is a need to conduct the same extensive legal analysis for proposed transactions with Lennar that it would for customers that have not given Millrose a similar put back right. As such, for any home builder and developer counterparties that do not agree to such put back right, the Manager will conduct an extensive due diligence process, including an appropriate legal analysis.

All Transferred Assets and Supplemental Transferred Assets are pooled in accordance with the applicable Multiparty Cross Agreements. The Transferred Assets and the Supplemental Transferred Assets are grouped into 30 pools consisting of an average of 29 properties each. Future Property Assets will also be pooled in accordance with additional Multiparty Cross Agreements (or added to existing Multiparty Cross Agreements), provided that the aggregate sum of all Option Deposits Lennar has made, or is obligated to make with respect to such new pool of Future Property Assets, shall not at any time exceed $50,000,000 with respect to pools of the Transferred Assets and $25,000,000 with respect to pools of Future Property Assets. Pools will be established with primary consideration given to diversity within pools across geographies, communities and home types.

•	Purchase Option of Lennar with respect to the Transferred Assets, the Supplemental Transferred Assets and Future Property Assets

Pursuant to the Lennar Agreements, Lennar has the right but not the obligation to purchase Homesites from the Transferred Assets and the Supplemental Transferred Assets and to purchase any Future Property Assets at predetermined respective Takedown Prices and on predetermined respective Takedown Schedules. In connection with the Spin-Off, Millrose Holdings (directly or through one or more Property LLCs) executed various Project Addenda, pursuant to which the Transferred Assets are subject to the Master Program Agreement and Master Option Agreement. Following the closing of the Supplemental Transferred Assets Transaction, Millrose

Holdings executed various Project Addenda pursuant to which the Supplemental Transferred Assets are subject to the Master Program Agreement and Master Option Agreement. Once any Future Property Asset has been purchased in accordance with the Master Program Agreement, Millrose Holdings (directly or through one or more Property LLCs) will execute additional Project Addenda with respect to the Future Property Assets. The Master Option Agreement, as supplemented by each Project Addendum with respect to the respective properties, sets forth the terms and provisions relating to Lennar’s Purchase Option, including terms relating to Lennar’s Option Deposits, Monthly Option Payments, Takedown Schedules and Takedown Prices associated with each property comprising the Transferred Assets, the Supplemental Transferred Assets and any Future Property Assets, as applicable. Under the Master Program Agreement and Master Option Agreement, upon Lennar’s request, Millrose and Millrose Holdings (directly or through the applicable Property LLC) agree to reasonably amend any Project Addendum, including adjustments to the Takedown Schedule and Takedown Prices; provided, however, that Millrose and Millrose Holdings may withhold their consent to any proposed amendments which will have a material adverse effect on Millrose, Millrose Holdings or any Property LLC.

Lennar’s Purchase Option is issued in consideration for the Option Deposits with respect to the Transferred Assets, the Supplemental Transferred Assets and any Future Property Assets. The Option Deposits consist of an Initial Deposit and, if Millrose chooses, an Additional Deposit. The Initial Deposit was paid upfront upon execution of the Master Program Agreement and Master Option Agreement with respect to the Transferred Assets, was paid upon execution of the applicable Project Addendum with respect to the Supplemental Transferred Assets and will be paid upon execution of the applicable Project Addendum with respect to any Future Property Assets. The value of the Initial Deposit (i) was based on 5% of the total value of the Transferred Assets including future purchases and Horizontal Development costs, (ii) was based on 5% of the total value of the Supplemental Transferred Assets and Horizontal Development costs, and (iii) will be 5% of the sum of the projected total land acquisition and Horizontal Development costs for any Future Property Assets, as the case may be. The Additional Deposit may be paid at a later time as (i) a call option exercise by Millrose Holdings in the event our Manager, in its reasonable judgment, determines that Millrose Holdings requires such additional capital to fund its ongoing business operations in the ordinary course and/or (ii) a termination fee in the event Lennar terminates or forfeits its Purchase Option with respect to any properties. Regardless of whether the Additional Deposit is paid as a call option exercise, a termination fee or a combination of both, the value of the Additional Deposit will be cumulative and be up to 5% of the Takedown Price of the Homesites on a Property that are still subject to the Purchase Options that Lennar has outstanding. See “—Millrose’s Operational Agreements” for more information about the Option Deposits.

Separately, Millrose Holdings receives Monthly Option Payments equal to an 8.5% (per annum) fixed rate per annum of its total outstanding capital investment in land acquisition and Horizontal Development funding with respect to the Transferred Assets and the Supplemental Transferred Assets, calculated on a daily basis, and at a floating rate between 7.0% to 10.0%, as calculated in the manner set forth in the Master Option Agreement and described under “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Master Option Agreement” that will once calculated for any Proposed Project, remain fixed for the duration of such Proposed Project with respect to any Future Property Assets, similar to a commercial bank receiving interest on its outstanding loan balances. These Monthly Option Payments are designed to provide Millrose with a recurring cash fixed income revenue base, supporting the goal of ensuring predictable cash distributions to stockholders. In certain circumstances, Lennar may request “pause periods” as contemplated in the Lennar Agreements, pursuant to which Lennar may lower its Monthly Option Payment fixed rate per annum as follows: (i) two pause periods for a period of up to six months for each pause period (during which time all takedowns and Work construction deadlines for all properties held for Lennar pursuant to the Lennar Agreements will also be extended), (ii) Lennar and Millrose may mutually agree to designate two additional pause periods of up to six months each for a total of up to two years, and (iii) pursuant to Lennar’s Pause Period Designation Right, Lennar will have the right to unilaterally decide to designate a Pause Period at any time in its sole discretion. See “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Master Option Agreement” for more information and specific details about the calculation of the Monthly Option Payments and the terms of the “pause” feature.

•	Horizontal Development and Home Construction on the Transferred Assets, the Supplemental Transferred Assets and Future Property Assets

The Transferred Assets and the Supplemental Transferred Assets are, and any Future Property Assets will also become, subject to the Master Construction Agreement, under which Lennar is obligated to undertake Horizontal Development as part of its Work. Pursuant to the Lennar Agreements, Millrose, through Millrose Holdings and the Property LLCs, own the Transferred Assets and the Supplemental Transferred Assets, and will own any Future Property Assets, while Lennar performs its Work, and then (assuming Lennar’s exercise of its Purchase Options) the finished Homesites will be purchased by Lennar. Under the Master Option Agreement, Lennar has the option, but not the obligation, to undertake home construction on the Transferred Assets, the Supplemental Transferred Assets and the Future Property Assets. Millrose Holdings intends to use a portion of the payments received by Millrose Holdings pursuant to the Lennar Agreements to finance Lennar’s Work on the Transferred Assets and the Supplemental Transferred Assets over time, up to predetermined budgets for each Homesite project. Millrose Holdings may also use any capital secured through third-party financing to fund such construction payments. During a “pause period,” no construction payments will be due from Millrose Holdings to Lennar.

Lennar oversees and executes the Work and provides completion and cost guarantees in favor of Millrose Holdings to complete the Work. Millrose, through Millrose Holdings (or any Property LLCs), is solely responsible for financing the Work up to the predetermined budgets for each property as set forth in the relevant Project Addendum. If Lennar undertakes home construction on the Homesites, then the cost of all home construction will be borne by Lennar and not Millrose or Millrose Holdings (or any of the Property LLCs). Lennar is responsible for all Work and any home construction on the Transferred Assets, the Supplemental Transferred Assets and Future Property Assets acquired pursuant to the terms of the Lennar Agreements and for all insurance to cover any issues relating to the Work and the construction of the homes. Neither Millrose nor any of its subsidiaries will be responsible for maintaining any insurance with respect to the Homesites or anything constructed on the Homesites, except for general liability insurance as described herein under “Part I, Item 2. Properties—Operating Data on Real Estate Portfolio—Insurance.”

•	Exercise of the Option to Purchase the Finished Homesites

Once the land is developed and Homesites are finished, Lennar is expected to purchase these improved Homesites, or cause Millrose Holdings or any Property LLCs to transfer the Homesites directly to home buyers once home construction has been completed (in which case, Lennar will indemnify Millrose for any issues relating to such direct delivery to home buyers pursuant to the Lennar Agreements). As and when Homesites are purchased by Lennar (or transferred directly to home buyers, at Lennar’s request), Millrose Holdings will collect all pre-negotiated costs for land acquisition and Horizontal Development in the form of take-down payments as consideration for the purchase of finished Homesites. The Takedown Price associated with each property will be the sum of the acquisition price of the property that Millrose Holdings (or its subsidiaries) paid and the predetermined budget that Millrose Holdings would finance in connection with the Horizontal Development of the property. In the event Lennar terminates, forfeits or otherwise fails to exercise its Purchase Options, then in addition to paying any portion of the Additional Deposit (that is still unpaid) as a termination fee, Lennar will be subject to the cross-termination provisions of the Multiparty Cross Agreements. Pursuant to such provisions, in circumstances where Millrose Holdings chooses to exercise its cross-termination right, Lennar will also forfeit its Purchase Option with respect to any properties pooled with the property for which Lennar did not exercise its Purchase Option. In the event Lennar does not exercise its Purchase Option and instead agrees, at Millrose Holdings’ request, to complete home construction on the forfeited property for Millrose Holdings, then the cross-termination provisions will not apply with respect to such property, in accordance with the Lennar Agreements.

The following diagram illustrates the key steps in the HOPP’R process with regard to the Transferred Assets and the Supplemental Transferred Assets and to any Future Property Assets pursuant to the Lennar Agreements. As shown below, Millrose Holdings and its Property LLCs provides the HOPP’R to Lennar with regard to the Transferred Assets and the Supplemental Transferred Assets and any such Future Property Assets.

Land Purchase	Horizontal Development	Homesite Acquisition

•  Millrose Holdings, through its subsidiaries, holds title to the Transferred Assets and the Supplemental Transferred Assets and will purchase and hold title to any Future Property Assets acquired pursuant to the Lennar Agreements. Lennar will perform the Lennar Services on each potential Future Property Assets that Millrose Holdings may acquire pursuant to the Lennar Agreements. Subject to the Manager Diligence Obligations, Millrose Holdings’ future purchases will be either directly with the landowner or from Lennar.

•  At each new Future Property Asset closing, Millrose Holdings will execute a Project Addendum with Lennar to develop the Future Property Asset into finished Homesites pursuant to the Master Construction Agreement. The Transferred Assets and the Supplemental Transferred Assets are already subject to the Master Construction Agreement.

•  Millrose Holdings grants Lennar Purchase Options to acquire all of the finished Homesites comprising the Future Property Assets at set prices and schedules set forth in the Project Addenda, which supplement the Master Option Agreement. Such Purchase Options require Lennar to pay Millrose Holdings the Option Deposit, representing Lennar’s commitment to the project. The Transferred Assets and the Supplemental Transferred Assets are already subject to the Master Option Agreement.

•  The Transferred Assets, the Supplemental Transferred Assets and any Future Property Assets will be pooled pursuant to one or more Multiparty Cross Agreements.

•  Lennar undertakes and completes all Work on each Homesite comprising the Transferred Assets, the Supplemental Transferred Assets and any Future Property Assets pursuant to the Master Construction Agreement and related Project Addenda.

•  Millrose Holdings pays for the costs of the Horizontal Development as set forth in the Project Addenda.

•  Lennar is responsible for any cost overruns in excess of the maximum development cost agreed at closing. Lennar is contractually obligated to complete Horizontal Development of land into finished Homesites.

•  At its election, Lennar may commence or complete home construction on the Homesites prior to purchase. Millrose Holdings will not be responsible for financing any portion of the home construction on the Homesites. Millrose Holdings also does not have the right to force Lennar to undertake or complete home construction on any Homesite.

•  For as long as Lennar maintains its Purchase Options with respect to any Homesites, it will be responsible for maintaining insurance coverage with respect to all Work and home construction on the Homesites.

•  Lennar exercises its Purchase Option to acquire finished Homesites at the prices and timing detailed in the Master Option Agreement and related Project Addenda.

•  At Lennar’s request, Millrose Holdings may deliver the Homesites to home buyers directly and will be indemnified by Lennar.

•  Failure to acquire Homesites as agreed results in (1) forfeiture of the Initial Deposit portion of the Option Deposit, (2) loss of the right to acquire future Homesites, (3) payment by Lennar of the Additional Deposit portion of the Option Deposit (unless already paid to Millrose Holdings in connection with Millrose Holdings’ call option exercise), (4) Lennar being required to complete Work on the Homesites even if not selling homes and (5) loss of the right to buy other Homesites in the pool.

•  Terminations of any Purchase Option with respect to any property may impact the entire pool in which the property sits if Millrose Holdings exercises its cross-termination rights, subject to the fee building exception.

The following diagram illustrates the life cycle of our finance model with respect to the Transferred Assets and the Supplemental Transferred Assets and to any Future Property Assets to be purchased by Millrose Holdings or a future Millrose subsidiary at Lennar’s request pursuant to the Master Program Agreement (except, with respect to the Transferred Assets, the initial land purchase descriptions do not apply as the Transferred Assets were transferred to Millrose Holdings and are held by the Property LLCs in connection with the Spin-Off):

On an ongoing basis, Lennar Pays Millrose Holdings Monthly Option Payments
Millrose Holdings
Lennar
Option Deposit paid by Lennar to Millrose Holdings upon execution of the Master Program Agreement and Master Option Agreement (with respect to the Transferred Assets) or upon execution of the relevant Project Addendum (with respect to the Supplemental Transferred Assets and Future PropertyAssets)
Millrose Holdings pays the acquisition price and funds the development costs
Install homesite improvements
Lennar Purchase homesites and pays the Takedown Price to Millrose Holdings
1
2
3
4
5
6*
6*
7
Land is selected and vetted by Lennar.
Land is under contract for purchase.
Land is purchased.
Land is developed by Lennar.
Home is constructed
Home is sold ultimate homeowner. (*alternative A)
Homesite is sold to Lennar. (*alternative B)
Homeowner takes possession.

Illustrative Cash Flows

•

Option Deposit and Monthly Option Payments. Lennar pays Millrose Holdings the Initial Deposit portion of the Option Deposit as consideration for the grant of the Purchase Option, with the Additional Deposit portion of the Option Deposit to be paid later pursuant to the terms of the Master Option Agreement. Additionally, on an ongoing basis, Lennar pays Millrose Holdings a Monthly Option Payment, to maintain the Purchase Option.

•	Purchase by Millrose Holdings. Millrose Holdings pays the acquisition price for the Future Property Asset.

•

Development. Millrose Holdings funds the Horizontal Development of the land, up to the predetermined maximum budgets set forth in the respective Project Addenda, and Lennar uses such funds for completing the Horizontal Development. Lennar can complete home construction on the Homesites as well, at its option.

•	Purchase by Builder. Lennar purchases the improved Homesite from Millrose Holdings at the Takedown Price.

In addition to the Option Deposits and the Monthly Option Payments, Millrose Holdings receives the Takedown Price paid by Lennar when Lennar exercises its Purchase Option to acquire Homesites from Millrose Holdings. In the event of any default or termination, Millrose Holdings has the ability to sell to a third-party buyer the Homesites for which Lennar no longer has a purchase option. Pursuant to the Multiparty Cross Agreements that form a part of the Master Program Agreement, if Lennar allows its option to expire, Lennar forfeits the Option Deposits for the entire pool with regard to one of the pooled properties, then Millrose Holdings has the right, but not the obligation, to terminate the option on the other pooled assets. This helps protect Millrose Holdings against Lennar decisions not to purchase particular properties that have declined in value by enabling Millrose Holdings to sell to third parties, free of Lennar’s Purchase Options, other properties in the pool that may have increased in value. The price for which we can sell properties to third parties or sell homes we build may be significantly less than the amounts of our investments. In the event Millrose Holdings requests Lennar to complete home construction on any Homesite with respect to which Lennar has forfeited or terminated its Purchase Option and Lennar agrees, then the cross-termination provisions of the Multiparty Cross Agreements will not be applicable with respect to such Homesite.

Limitations with Respect to Our Arrangements with Lennar

Notwithstanding any of the above, there can be no assurance of how much Lennar will utilize the HOPP’R (if any), or on what timelines. While the Lennar Agreements do not have an expiration date, Lennar is under no obligation to commit to any future transactions with Millrose Holdings or give Millrose Holdings any new business at all (including any referrals of Lennar Related Ventures) under the Lennar Agreements. The Lennar Agreements provide Lennar with a Capital Priority Right and contemplate an ongoing business relationship between Millrose and Lennar, whereby Millrose would provide the Recycled Capital HOPP’R to Lennar for any Future Property Assets that Millrose Holdings may acquire pursuant to the Lennar Agreements, but the Lennar Agreements do not include any exclusivity, rights of first refusal or first look or other priority rights for us with respect to any future business opportunities. This means that Lennar can decide not to offer us any additional business (beyond the Transferred Assets and the Supplemental Transferred Assets) for any reason at all, including, but not limited to, using traditional land banks or establishing another entity that will operate a HOPP’R, or if the business terms of the Lennar Agreements (individually or in the aggregate) are not as competitive as others in the market. Additionally, Lennar’s Land Banking arrangements with other providers could limit how many business opportunities we will be able to receive from Lennar with respect to Future Property Assets on a going-forward basis. Because Lennar’s subsidiary (or any future owner of the HOPP’R Rights) may license the HOPP’R Rights to other land banks and other external managers that manage land banks, our business could suffer, as we might no longer be the only publicly traded entity that will engage in large-scale recycled capital financing of land acquisition and Horizontal Development using the HOPP’R. In the future, other companies may develop their own versions of the HOPP’R, there can be no assurance that Millrose’s HOPP’R will be able to provide the same features that competitor companies providing the HOPP’R may have and at the same prices that competitor companies providing the HOPP’R may be able to offer. In turn, there can be no certainty as to whether our customers will remain with us if our future competitors that also provide the HOPP’R offer better services and/or better prices than we can. Furthermore, the Lennar Agreements require that Lennar Related Ventures and Other Customers may not pay a lower monthly option payment rate than the rate paid by Lennar unless Lennar is offered the same lower rate on a go-forward basis. Any change in the Applicable Rate would apply to all Purchase Options for Future Property Assets.

While Millrose’s largest customer is Lennar, Millrose has engaged and continues to engage in discussions with other home builders who are interested in becoming new customers, but there is no guarantee that Millrose will continue to be successful in negotiating agreements with such additional customers and there is no guarantee that Millrose will be able to secure additional business arrangements with any home builders outside of Lennar in any given timeframe. Millrose expects that the arrangements with these other potential customers will be similar to its arrangements with Lennar (as described above), but there is no certainty that Millrose will be able to successfully negotiate for substantially all of the same terms it has in the Lennar Agreements, including with respect to pooling.

Limitations to the Growth of the HOPP’R

As discussed under “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Founder’s Rights Agreement” Lennar’s Applicable Rate Adjustment Right allows Lennar to adjust its Applicable Rate for Proposed Projects initiated during the 180 day period after a HOPP’R or other arrangement is entered into for any rate lower than Lennar’s agreed upon between Millrose and any Lennar Related Ventures or Other Customers. This would also apply to any individually-negotiated HOPP’R agreements we enter into with Lennar Related Ventures or Other Customers for alternate, possibly non-self-financing recycled capital forms of the HOPP’R that do not require adherence to our Operating Principles. If Lennar pays a lower fee rate on Monthly Option Payments with respect to new deals going forward, our revenues will be negatively impacted, and we may incur significant costs as a result of the change.

As a consequence, we cannot guarantee that we will be able to identify or attract any Other Customers who will want to utilize the HOPP’R. Many of the competitors in this more “traditional” Land Banking space have significantly larger operations and resources, a much longer operating history and credibility and developed reputation, and an established market capitalization. We are a brand-new company with no prior operating history or reputation and, even though KL manages our operations and has extensive experience in managing Land Banking entities, there can be no certainty as to how much credibility the market will ascribe to Millrose simply because KL is the Manager.

Lennar, as the original parent company of Millrose and the initial contributor of the Business Assets to Millrose, has certain Founder’s Rights. As such, Lennar, and in some cases the Class B common stock holders, may influence certain corporate matters, which may deter potential Other Customers from doing business with Millrose. Other Customers will not have access to the same rights as Lennar and additionally, Other Customers may be concerned about the risk that Lennar and/or the holders of Class B common stock (the majority of which is held by the Miller Family) will have certain controls that would adversely impact their business with Millrose (especially if the Other Customers are competitors of Lennar). See “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Founder’s Rights Agreement.”

Millrose’s Customers Other than Lennar

Lennar is currently our largest customer, and we have no certainty as to when we may engage with additional customers to provide them with the HOPP’R. While we are confident that we will maintain successful operations in the first few years following the Spin-Off as we provide the Recycled Capital HOPP’R to Lennar with respect to the Transferred Assets and the Supplemental Transferred Assets, there is uncertainty as to the future of our business following the complete turnover of the Transferred Assets and the Supplemental Transferred Assets, as Lennar is under no obligation to provide us with any new transactions and opportunities with respect to any Future Property Assets. This means that, unless we continue to receive substantial new transaction opportunities from Lennar under the Lennar Agreements or we continue to contract with Lennar Related Ventures or Other Customers, we will not have many active customers utilizing the HOPP’R following the complete turnover of the Transferred Assets and the Supplemental Transferred Assets. While Millrose’s largest customer currently is Lennar, we have engaged and continue to engage in discussions with other home builders who are interested in becoming new customers. However, there is no guarantee that we will continue to be successful in negotiating agreements with additional customers and there is no guarantee that Millrose will be able to secure additional business arrangements with other home builders outside of Lennar in any given timeframe. Millrose expects that the arrangements with these other potential new customers will be similar to its arrangements with Lennar (as described above), but there is no certainty that Millrose will be able to successfully negotiate for substantially all of the same terms it has in the Lennar Agreements, including with respect to pooling.

We continue to seek to identify, evaluate and enter into HOPP’R agreements with additional new customers to expand our operations to customers beyond Lennar as part of its efforts to expand and diversify our customer base and Real Estate Portfolio and scale our business growth. Millrose will rely on Lennar to refer any Lennar

Related Ventures to Millrose as potential customers, which Lennar may elect to do at its option. It is KL’s responsibility, as our Manager, under the Management Agreement to find, identify and evaluate any potential Other Customers.

To drive diversification and growth of Millrose’s business and maximize the potential of its business, we do not intend to limit the HOPP’R solely to the Recycled Capital HOPP’R. Although the intended permanency of Millrose’s HOPP’R is a key distinguishing feature of Millrose’s business, the HOPP’R also has the flexibility to evolve and be further refined with different features to fit each customer’s needs. Regardless of the combination of features any customer may desire to negotiate with Millrose, the HOPP’R is designed to provide at its core a sophisticated, streamlined and professional approach to land acquisition and Horizontal Development financing for home builders and developers in the residential real estate industry that was previously exclusively for the benefit of Lennar. We believe expanding our business beyond just the Recycled Capital HOPP’R and building a much larger potential customer base that could encompass a larger population of residential home builders and real estate developers, no matter their capital needs, risk profile or business model, will also help enable us to grow our business and provide us with more sources of revenue and income.

Due to the individualized negotiation process, we cannot predict the nature or terms of any of these future agreements. Such potential arrangements may reflect some but not all, or none of the Operating Principles. The nature of any arrangements we may have with any such customers will depend on the allocation of certain responsibilities and risk exposures between us and the home builders or real estate developers. We expect that, in the absence of any Operating Principles reflected in these HOPP’R agreements, the HOPP’R we provide will be strategically tailored to the relative risk profile, creditworthiness (as determined by our Manager) and business models of the potential customer, with the aim of protecting Millrose from bearing too much risk, and we expect the arrangements we negotiate will generally reflect the latest market conditions and follow then-current standard industry practices. In many circumstances, the HOPP’R we provide to such Lennar Related Ventures and Other Customers may not be the Recycled Capital HOPP’R, and the arrangements around providing the HOPP’R in these cases may rather share the characteristics and terms of more traditional Land Banking arrangements that are commonly used in the market today (i.e., there will likely not be any assurance to such home builders that Millrose will be able to provide them with available capital during periods of market downturn or continued periods of depressed market conditions, particularly in view of Lennar’s Capital Priority Right).

Our Board oversees our Manager’s management of our business operations, including the provision of the HOPP’R to our customers and performance of all obligations under the Lennar Agreements and any future HOPP’R agreements, with the objective of ensuring that our Manager’s business decisions and the agreements that it enters into on behalf of Millrose (or Millrose’s Other Subsidiaries) are all in the best interests of Millrose and its stockholders. In the event that financing (including debt or equity financing) is required for any new or existing arrangements to provide the HOPP’R to new customers, such decisions will be subject to the approval of our Board. Any issuances of debt or equity to finance these relationships could result in impacts to our business and to our stockholders, including increasing our debt to equity ratios, dilution for our existing stockholders, and increasing risk of default of Other Customers. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business Model and Investment in a Newly Formed Entity” and “Part I, Item 1A. Risk Factors—Risks Related to our Common Stock.”

Lennar may have a role in identifying potential Other Customers who may engage with us for the HOPP’R, but is not obligated to do so, and Lennar will have no role in negotiating any such HOPP’R agreements, or dictating or restricting our ability to provide any ongoing services related to the provision of the HOPP’R to such Other Customers.

Millrose’s Operational Agreements

See “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar” of this Form 10-K for more information on the operational agreements and other arrangements between Lennar and Millrose and Millrose Holdings.

Millrose’s Revenue and Capital Sources

Traditionally, income associated with property REITs is generated through rental payments received from tenants occupying properties within their portfolio. The market segments in which they operate span a diverse array of traditional real estate sectors such as residential, commercial, retail, and industrial. These rental revenues form the cornerstone of a REIT’s income stream, often providing stability and predictability. At least initially following the Spin-Off, Millrose, through Millrose Holdings, expects to utilize a model that is similar to this consistent nature of rent payments for certain other REITs. However, rather than receive rents for possession of the underlying real estate, Millrose Holdings expects to receive its payments on a consistent basis in the form of Monthly Option Payments. The Monthly Option Payments will be equal to a fixed rate per annum of its total outstanding capital investment in land acquisition and Horizontal Development funding, calculated on a daily basis. The payments received by Millrose Holdings, the Property LLCs and Other Subsidiaries from the payment of Option Deposits and from the exercise of Purchase Options will be available to the Millrose Subsidiaries to finance acquisitions of additional Future Property Assets that can be improved and developed through the HOPP’R and purchased as finished Homesites by our customers on a “just in time” basis, while a portion may be used to repay the principal on the Promissory Note. Millrose Holdings, the Property LLCs and Other Subsidiaries will distribute to Millrose (i) net earnings generated from the Monthly Option Payments after payments for taxes and expenses (including the Management Fee) and (ii) monthly interest payments on the Promissory Note (which is currently approximately $358 million annually based on a 7.5% interest rate), and such amounts will then be distributed by Millrose as dividends to Millrose’s stockholders, consistent with or in excess of the amount that would satisfy applicable REIT Requirements. We believe these expected regularly scheduled payments should provide a predictable and stable source of income and stockholder distributions, assuming the expected performance by Lennar of its obligations under the Lennar Agreements. There can be no guarantee as to what extent Millrose will be able to engage any Lennar Related Ventures or Other Customers and expand its customer base and business operations, and there is the possibility that Millrose’s business will remain largely limited to its relationship with Lennar following the Spin-Off. Our ability to finance relationships with customers other than Lennar may be limited by Lennar’s Capital Priority Right.

In the future, to the extent Millrose (directly or through its subsidiaries) enters into HOPP’R agreements with any Lennar Related Ventures or Other Customers, Millrose’s revenues will also be expected to include income from any such future business relationships with such Lennar Related Ventures and Other Customers. We have a revolving credit facility under the Credit Agreement and may seek to pursue additional debt financing, all of which may be available to manage cash needs and reduce drag on returns, as well as for use to provide the HOPP’R to Other Customers, but there is no guarantee that such sources of additional cash will be obtained or will be sufficient to cover all of our business growth initiatives. Additionally, the ability of Millrose to obtain additional debt financing is subject to the Debt to Equity Ratio Limit In the future, Millrose may also seek additional third-party financing to satisfy any additional capital needs or raise capital through equity and debt issuances into the market. For more information, see the sections entitled “Part I, Item 1A. Risk Factors—Risks Related to Our Business Model and Investment in a Newly Formed Entity,” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources Following the Spin-Off.” For more information about our initial sources of revenues and our other potential sources of liquidity and capital, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations Following the Spin-Off.”

Millrose’s Operating Guidelines

Allocation Policy

Other Customers brought to Millrose by KL, as our Manager, will be subject to the Allocation Policy (which is described further under “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with our Manager—Management Agreement” and attached to the Management Agreement).

In any event, our Manager strives to ensure that Millrose and Millrose Holdings at all times maintain ample cash reserves for liquidity purposes, allowing for swift capital deployment or maneuvering in response to market fluctuations in furtherance of improving Millrose’s Real Estate Portfolio allocation by taking advantage of strategic market opportunities. Subject to any contractual obligations that may impact our Manager’s ability to do so, our Manager also aims to maintain continual monitoring and, to the extent feasible, adjustments of Millrose’s Real Estate Portfolio (in the context of Millrose providing the HOPP’R to Other Customers) with the goal of ensuring general alignment with Millrose’s business model, investment objectives and market conditions, and facilitating long-term growth and resilience in the face of changing economic landscapes.

Investment Guidelines

Our Manager intends to make acquisitions of Future Property Assets (although success is not guaranteed) under the following guidelines and conditions, which are set forth in the Management Agreement (in addition to any additional guidelines set forth in any HOPP’R agreements that are specific to each customer, such as the Program Criteria in the Lennar Agreements):

1.	Maintain geographic diversity so that no more than 40% of the total value of the Real Estate Portfolio are concentrated in a single state.

2.	Limit Future Property Assets with discretionary entitlements that create unnecessary risk to the projected Takedown Schedules.

3.	Ensure execution of construction agreement allocating responsibility to counterparty for completion of all sitework and guarantee of costs in excess of budget.

4.	Ensure execution of an option agreement on or prior to closing with a defined Takedown Schedule.

5.	Invest in Future Property Assets with a primary planned use as Homesites for single-family detached and/or attached homes.

6.

Invest in Future Property Assets that are free from liens and encumbrances or material transfer restrictions and without pending moratoriums on building or development on the property; provided, however, that the real estate assets may be subject to Community Development Districts (CDDs), Mello-Roos Community Facilities Districts (CFDs) (California), Municipal Utility Development Districts (MUDDs) (Texas), or other special-purpose districts or special taxing districts used to finance public improvements and infrastructure.

7.	Invest in Future Property Assets for which there is a satisfactory environmental site assessment dated no earlier than 180 days prior to the date of acquisition of such property.

8.	Invest in Future Property Assets that allow builder rights to such assets to be assignable.

9.	No investment will be made that would cause Millrose to fail to qualify as a REIT.

10.	No investment will be made that would cause Millrose to register as an investment company under the Investment Company Act.

11.

Subject to the terms of the Allocation Policy and the requirements for maintaining Millrose’s qualification as a REIT, the Manager may invest as it deems appropriate any proceeds of future offering by Millrose and cash from operations and capital transactions in excess of the amount required for the purchase of Future Property Assets pursuant to these Investment Guidelines may be invested as the Manager deems appropriate, subject to the requirements for maintaining Millrose’s qualification as a REIT.

The Competitive Landscape

The Land Banking market is characterized by a competitive landscape shaped by various entities ranging from real estate developers to alternative investment asset managers. Key players such as Kennedy Lewis, Angelo, Gordon & Co. L.P. (now a subsidiary of TPG Inc.), DW Partners, LP and Brookfield Properties are

some of the most significant competitors in the market, each offering unique structures tailored to meet the expanding needs of home builders and land developers. As competition intensifies, innovative approaches and strategic acquisitions become essential for companies to maintain their competitive edge in this dynamic market environment.

Millrose intends to operate in the residential housing finance space, which is generally occupied by residential mortgage REITs and other finance companies deriving revenue from interest income on financing mortgage or other finance arrangements. However, we believe Millrose’s intended focus specifically on the residential marketplaces it in a less competitive niche of the market, competing with a select number of private investment funds and asset managers providing Land Banking to residential home builders. The trending shift of home builders towards a land light strategy and “just in time” operating model requires having access to a sophisticated perpetual financing partner to alleviate balance sheet demands and unlock enterprise value through more efficient capital investment. However, high barriers to entry exist due to the operational and administrative requirements of the land light strategy. Although there are traditional Land Banking providers that focus on the residential home building finance space, as of the date of this Form 10-K, Millrose is expected to emerge from the Spin-Off as the only publicly traded entity that will engage in large-scale recycled capital financing of land acquisition and Horizontal Development using the HOPP’R. Land Banking (including residential Land Banking) is a space normally limited to private equity funds.

We believe that Millrose’s bifurcated business model that is designed to strategically manage risk and maximize returns and Millrose’s current arrangements with Lennar through the Lennar Agreements, together with the other factors described herein, will help to maximize Millrose’s ability to execute strategic plans best suited to maximize the value of the HOPP’R and provide returns to its investors.

Human Capital Management

The KL Management Team

The Manager is Kennedy Lewis Land and Residential Advisors LLC, an affiliate and wholly-owned subsidiary of Kennedy Lewis. Kennedy Lewis is an institutional alternative investment firm with assets under management in excess of $25 billion, including Millrose, as of March 25, 2025. Assets under management is based on the most recent documented/approved calculations for clients of investment managers affiliated with Kennedy Lewis and the assets under management of private funds includes funded and unfunded commitments. It was founded in 2017 and is headquartered in New York City with additional offices in Miami, Florida and Geneva, Switzerland. Kennedy Lewis is led by David Kennedy Chene, as the Co-Founder, Co-Portfolio Manager and Co-Managing Partner, Darren Lewis Richman, as the Co-Founder, Co-Portfolio Manager and Co-Managing Partner, and Doug Logigian, as the Co-Managing Partner and President. These principals, together with the broader Kennedy Lewis team, have extensive experience sourcing, underwriting, capitalizing and financing land and home builder finance investments.

We believe the capabilities of KL, including its vertically integrated servicing and asset management support division, serve to mitigate risk and add value to Millrose’s investments. Kennedy Lewis’ in-house Land Banking servicer includes professionals with prior experience working at home builders, including Lennar, Hovnanian Enterprises, Inc., Beazer Homes USA Inc., Toll Brothers, Inc., and Woodbridge Builders Corp., as well as Land Banking platforms at DW Partners, LP and Blackstone Credit, the credit investment arm of The Blackstone Group. Led by David Valiaveedan, former Vice President of Finance and Treasurer at Hovnanian Enterprises, Inc., a national home builder, this dedicated team provides various value-add asset management services, including:

•	Asset monitoring: monitor pace of Horizontal Development and community sales; provide ongoing market and project risk assessment, including home sale pricing and pace of sales; regular site visits.

•	Servicing: disbursements of capital for Horizontal Development, sales of Homesites to home builders and collection of monthly option payments.

•

Due diligence and transaction support for Kennedy Lewis’ investment team: gather due diligence documents, coordinate closing documents, compile third-party research for analysis, and populate standard templates that drive financial models.

As experts in the Land Banking industry, KL has significant experience that we believe will help Millrose maximize value under its business structure and strategy. We believe our organizational structure, with KL as our external manager, and our business strategy and model, with the features described above, should allow Millrose (through Millrose Holdings) to capitalize on the value of the Transferred Assets, the Supplemental Transferred Assets and any Future Property Assets over the life cycle of these Horizontal Development projects.

See “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with our Manager” for more information about KL as the Manager and our relationship with KL.

Staffing

We do not currently have any employees. Our day-to-day operations are managed by our Manager. Our Manager may hire additional professionals, based upon their needs. See “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with our Manager.”

Millrose’s Organizational Structure

An illustrative summary organizational chart of Millrose’s corporate structure, including state of incorporation or formation, and each entity’s relationships with Lennar and our Manager is below:

Lennar Class A Stockholders
Lennar Class B Stockholders
Millrose Class A Stockholders
Millrose Class B Stockholders
100%
100%
100%
100%
Lennar Corporation
(Delaware corporation)
Master Program Agreement
Founder's Rights Agreement
HOPP'R License Agreement
Millrose Properties, Inc.
(Maryland corporation)
Management Agreement
Kennedy Lewis Land and Residential Advisors, LLC
(Manager)
100% ownership interest
Promissory Note
100%
Project Addenda
Multiparty Cross Agreements
Master Option Agreement
Master Construction Agreement
Recognition Agreement
Millrose Properties Holdings, LLC
(Delaware LLC)
100%
Initial Property LLCs(1)
RCH Holdings, Inc.
(Delaware Corporation)
Millrose RCH LandCo, Ltd.
(Delaware Trust)
Supplemental Property LLCs(2)

1. Each Initial Property LLC holds the Transferred Assets that are located in the state in which each such LLC was formed. The states include: Alabama, Arizona, Arkansas, California, Colorado, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Maryland, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin.
2. Each Supplemental Property LLC holds the Supplemental Transferred Assets that are located in the state in which each such LLC was formed. The states include: Alabama, Arkansas, Florida, Georgia, Indiana, Kansas, New Mexico, Oklahoma, Tennessee and Texas.

Compliance with Governmental Laws and Regulations, including those relating to Environmental Matters

Because we operate as a REIT and own real estate properties, we are required to comply with various governmental laws and regulations, including those relating to environmental matters. Because we are a public company, we also must comply with the Exchange Act.

Environmental Matters

We have invested, and expect to continue to invest, in real property assets, which are subject to laws and regulations relating to the protection of the environment and human health and safety. Environmental laws and regulations, such as the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), as amended, and analogous state laws, generally impose liability, without regard to fault or legality of the original conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current owner or operator of a contaminated property, a former owner or operator of the property at the time of contamination, and those persons that disposed or arranged for the disposal of the hazardous substance at the property. Under CERCLA and comparable state statutes, persons deemed “responsible parties” are subject to strict liability that, in some circumstances, may be joint and several for the costs of removing or remediating previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination), for damages to natural resources and for the costs of certain health studies. It also is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Environmental laws and regulations are under constant review for amendment or expansion, and some have been amended to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenant companies’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay would reduce our ability to make distributions.

Other Regulations

State and federal laws in this area are constantly evolving, and we intend to monitor these laws and take commercially reasonable steps to protect ourselves from the impact of these laws, including where deemed necessary, obtaining environmental assessments of properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any assessment we obtain may not reveal all environmental liabilities or whether a prior owner of a property created a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution.

Seasonality

For a discussion of the seasonality of our business, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Millrose Following the Spin-Off—Seasonality.”

Item 1A. Risk Factors

Our business involves substantial risks. Any of the risk factors described below or elsewhere in this Form 10-K could significantly and adversely affect our business prospects, financial condition and results of operations. The risks described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial may also adversely affect us.

RISK FACTORS

Risks Related to Our Business Model and Investment in a Newly Formed Entity

We are a newly formed company with limited operating history, and you have a limited basis on which to evaluate our ability to achieve our business objectives or to even perform as a standalone and separate business.

Millrose was incorporated as a Maryland corporation on March 19, 2024. Millrose Holdings, our wholly-owned subsidiary, was formed on March 13, 2024 as a limited liability company under the laws of the State of Delaware. As of the date of this Form 10-K, the majority of our business operations are comprised of the Transferred Assets, the Supplemental Transferred Assets and the Lennar Agreements. Because we have limited operating history, you have a limited basis upon which to evaluate our ability to achieve our business objectives and perform as a standalone and separate business. If we fail to achieve our business objectives, we will generate limited operating revenues which may not allow us to perform and grow as a standalone business.

We have limited operating history as an independent public company, and the financial information provided herein is not necessarily representative of the results that we would have achieved as a separate, publicly traded company. Also, the Transferred Assets did not produce revenues during the periods to which the financial statements included in this Form 10-K relate. Accordingly, the financial information included in this Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly-traded company during the periods presented, or those that we will achieve in the future. As we have not historically been a publicly traded company, the financial information also does not reflect the additional costs required to operate as a publicly traded company and maintain compliance with all applicable laws and regulations to which publicly traded companies are subject. Additionally, in connection with the Spin-Off, we only received the Business Assets from Lennar, which does not include the carryover of any existing operations, personnel or other infrastructure. We will not benefit from administrative and support services from Lennar and will instead rely on the Manager pursuant to the terms of the Management Agreement. As such, our business, operations, facilities, personnel, infrastructure, systems and other resources are all newly formed and wholly separate from and not comparable to those of Lennar’s, except pursuant to the relationships described under the Master Program Agreement and Master Construction Agreement relating to the Lennar Services.

Other factors which could materially and adversely impact our results may include, but are not limited to, the following:

•

We have incurred and will incur increased expenses as a newly formed, independent public company, which have been paid and will be paid for by our Manager as part of their Manager responsibilities (such expenses are expected to be covered by the Management Fee and will not be separately reimbursed by us to our Manager), except as described under “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with our Manager—Management Agreement.”

•

Initially following the Spin-Off, primary business and source of revenues have been and will continue to be from Lennar pursuant to the Lennar Agreements. While Millrose has engaged and continues to engage in discussions with other home builders who are interested in becoming new customers, there is no guarantee that Millrose will continue to be successful in negotiating agreements with additional customers and there is no guarantee that Millrose will be able to secure any business arrangements with any home builders outside of Lennar in any given timeframe. Millrose expects that the arrangements with these other potential customers will be similar to its arrangements with Lennar, but there is no certainty that Millrose will be able to successfully negotiate for substantially all of the same terms it has in the Lennar Agreements, including with respect to pooling.

•

The Credit Agreement provides for a revolving credit facility with commitments in an aggregate amount of $1.335 billion and we may also pursue additional debt financing, all of which may be available to manage cash needs and reduce drag on returns, as well as for use to provide the HOPP’R to Other Customers, but there is no guarantee that such sources of additional cash will be obtained or will be sufficient to cover all of our business growth initiatives. Additionally, the ability of Millrose to obtain additional debt financing is subject to the Debt to Equity Ratio Limit.

•

Lennar, as the original parent company of Millrose and the initial contributor of the Business Assets to Millrose, has certain Founder’s Rights, which are exclusive to Lennar, including the Management Succession Consent Right, the Effective Equity Price Protection Right, the Enforcement Rights, the Applicable Rate Adjustment Right, the Capital Priority Right, the Secured Financing Collateral Consent Right, and the Pause Period Designation Right, among others. As such, Lennar may have influence over certain corporate matters, which may deter potential investors from investing in Millrose and may deter potential Other Customers from doing business with Millrose, as Other Customers do not have access to the same rights as Lennar. Additionally, Lennar’s Capital Priority Right limits the amount of capital Millrose has available for transactions with Other Customers, which may make it difficult to provide the HOPP’R to Other Customers. For additional information regarding Lennar’s rights, see “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Founder’s Rights Agreement.”

•

While the Lennar Agreements do not have an expiration date, Lennar is under no obligation to commit to any future transactions with Millrose Holdings or give Millrose Holdings any new business at all (including any referrals of Lennar Related Ventures) under the Master Program Agreement. The Lennar Agreements provide Lennar with a Capital Priority Right and contemplate an ongoing business relationship between Millrose and Lennar, whereby Millrose would provide the Recycled Capital HOPP’R to Lennar for any Future Property Assets that Millrose Holdings may acquire pursuant to the Lennar Agreements, but the Lennar Agreements do not include any exclusivity, rights of first refusal or first look or other priority rights for us with respect to any future business opportunities. This means that Lennar can decide not to offer us any additional business (beyond the Transferred Assets and the Supplemental Transferred Assets) for any reason at all, including, but not limited to, using traditional land banks or establishing another entity that operates a HOPP’R, or if the business terms of the Lennar Agreements (individually or in the aggregate) are not as competitive as others in the market. Additionally, Lennar’s Land Banking arrangements with other providers could limit how many business opportunities we will be able to receive from Lennar with respect to Future Property Assets on a going-forward basis.

•

Since we do not have access to any of Lennar’s internal capabilities and other resources (except for the Lennar Services), we must make investments to replicate or outsource from other providers certain facilities, systems, infrastructure and third-party consultants and experts (outside of our Manager). If the cost of these investments exceeds the Management Fee, our Manager may seek to renegotiate the Management Agreement.

•

Since we do not have any exclusivity terms with Lennar, Lennar’s personnel only have a contractual obligation to provide us with the Lennar Services, and they at all times remain as Lennar’s employees while carrying out these services under the Lennar Agreements. Lennar’s personnel may have competing responsibilities as they continue to perform similar services for Lennar (and potentially for Land Banking providers similar to Millrose), which could limit the time, resources and attention they have for us.

•

Our cost structure, management, financing and business operations are significantly different from those of Lennar as a result of us operating as an independent public company. These costs generally are paid for by our Manager as part of their Manager responsibilities (such expenses are expected to be covered by the Management Fee and are not separately reimbursed by us to our Manager) including, but not limited to, legal, accounting, compliance and other costs associated with being a public company, and except as described under “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with our Manager—Management Agreement.”

•

We are managed by KL, which may decide to execute on different business strategies and make business decisions inconsistent with those previously made by Lennar prior to the Spin-Off, which may lead to unsuccessful business endeavors and different financial performance results.

•

We have no history of operating a HOPP’R, and may not develop a successful business if we are not able to successfully become (and remain) Lennar’s preferred business partner for financing the acquisition and development of land or otherwise procure HOPP’R agreements outside of the Lennar Agreements.

•

We are unable to use Lennar’s economies of scope and scale in procuring various services (including for internal purposes) and in obtaining and maintaining business relationships, which could have a material adverse effect on our business, financial condition and results of operations.

Other significant changes may occur in our cost structure, management, financing and business operations as a result of our new status as an independent company.

The Supplemental Transferred Assets Transaction included properties outside of the geographies in which Lennar has historically operated, and property values in those geographies may be different from those in which Lennar has operated.

The Homesites and prospective Homesites that Millrose acquired from Rausch in connection with the Supplemental Transferred Assets Transaction are located in a number of different geographies in the United States, a substantial number of which are in states in which Lennar has not historically operated. Lennar does not have expertise and experience in purchasing land assets, developing Homesites and selling finished Homesites to homebuyers in such states, and Lennar will need to rely on the personnel from Rausch that it acquired as part of the acquisition for their expertise in such geographies. The skills and expertise of Rausch’s personnel may not be commensurate as those of existing Lennar personnel, and as such, the Lennar Services (at least with respect to the Supplemental Transferred Assets and future properties acquired in these new geographies) may not meet all expectations based on Lennar’s historical practices and results. Additionally, the differences in geographies may also impact Lennar’s decision-making with respect to its Purchase Options exercises, which could be different from how they determine their Purchase Options exercises for the Transferred Assets and any Homesites in geographies in which Lennar has traditionally operated. All these differences could impact Millrose’s business, operations and financial condition in ways that are difficult to predict.

Our initial business consists primarily of owning and selling the Transferred Assets and the Supplemental Transferred Assets in connection with providing the HOPP’R to Lennar. Therefore, we are subject to risks associated with having a portfolio that is highly concentrated by one business counterparty.

Initially, our business operations have been mostly limited to providing the HOPP’R for the Transferred Assets and the Supplemental Transferred Assets to Lennar, who is currently our largest counterparty. Millrose (including Millrose Holdings) was created by Lennar for the primary purpose of providing the HOPP’R to Lennar and, in the future, also to potential Lennar Related Ventures and Other Customers. As a result, we initially have had limited other customers, business partnerships, ventures, projects or workflow, and we are not guaranteed to obtain any in the near-term. We intend, through future subsidiaries, to continue to diversify our customer portfolio and extend the HOPP’R to Lennar Related Ventures and Other Customers in the United States, but there is no guarantee to what extent this will happen, or if we will be successful in attracting and retaining more new customers even if we are able to expand our business operations. Following the Spin-Off and after the Supplemental Transferred Assets Transaction, our Real Estate Portfolio is primarily limited to the Transferred Assets and the Supplemental Transferred Assets, which are concentrated across a limited number of U.S. states. As of December 31, 2024, a significant amount of the Transferred Assets and the Supplemental Transferred Assets taken together were concentrated in three states (California, Florida and Texas), with a substantial portion located in Florida and Texas. The geographic concentration of such land assets could cause us to be more susceptible to market risks and environmental risks, as discussed elsewhere in this “Risk Factors” section.

Even as we attract new customers other than Lennar, the scope of our business operations will likely be limited to providing the HOPP’R (either the Recycled Capital HOPP’R or any tailored forms of the HOPP’R with individually negotiated features, which may not be the same features as the Recycled Capital HOPP’R) or similar operations. We entered into the Credit Agreement, which provides for a revolving credit facility with commitments in an aggregate amount of $1.335 billion, and may also seek to pursue additional debt financing, all of which may be available to manage cash needs and reduce drag on returns, as well as for use to provide the HOPP’R to Other Customers, but there is no guarantee that such sources of additional cash will be obtained or will be sufficient to cover all of our business growth initiatives. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources Following the Spin-Off” for more information. Additionally, the ability of Millrose to obtain additional debt financing is subject to the Debt to Equity Ratio Limit. However, issuances of debt or equity required to finance any relationships to provide the HOPP’R to new customers could result in impacts to our business and to our stockholders, including increasing our debt to equity ratios, dilution for our existing stockholders (see “—Risks Related to Our Common Stock—Your voting power in Millrose may be further diluted if we issue more shares of our common stock in the future, including in connection with the acquisition of any Future Property Assets.”), and risk of default by our customers. Additionally, drawdowns on our revolving credit facility under the Credit Agreement are subject to repayment and interest, which may become costly to us in the event we are required to repay the borrowings under the facility and are not able to raise alternate financing with which to do so. Furthermore, there is no guarantee that such sources of additional capital will be obtained on acceptable terms or at all or will be sufficient to cover all of our business growth initiatives, and pursuant to the Lennar Agreements, Millrose may not enter into any third-party financing arrangements if such financing arrangement would cause the collective debt to equity ratio of Millrose and its affiliates to exceed 1:1, unless it obtains the prior approval of Lennar. This may limit our ability to provide the HOPP’R to any customers who may want us to finance their relationships with us through debt issuances. As discussed in this “Risk Factors” section, maintaining land assets is costly and exposes us to significant risks, and due to our lack of business diversification, we do not have the ability to hedge that risk through other operations. As we do not intend to diversify our business operations and only focus on growing the HOPP’R and similar operations, we may not be able to be sustainable as a business if the costs related to our risk exposures in maintaining land assets become more than what we can pay with the capital resources available to us. Additionally, if our relationship with Lennar were to deteriorate as a result of disputes regarding the management of the Transferred Assets and the Supplemental Transferred Assets, disputes under our business agreements, or for other reasons, we may not be able to enter into any new agreements to provide the HOPP’R to one or more other buyers on terms equivalent or comparable to those set forth in the Lennar Agreements, and the costs related to finding an alternate buyer for the properties may be significant and have a material impact on our business, financial condition or results of operations.

There can be no assurance that we will not experience any defaults and/or terminations under the Lennar Agreements. Due to our highly concentrated portfolio with Lennar, any factors that adversely affect Lennar’s results of operations and capital resources may in turn have a significant adverse impact on our business, financial condition or results of operations, as discussed elsewhere in this “Risk Factors” section.

Our recycled capital business model is contingent on our customers electing to exercise their land purchase options.

The continued sustainability of Millrose’s self-financing recycled capital business model, which is intended to generally provide Millrose with reliable, consistent and uninterrupted access to capital, is contingent in the first instance on Lennar and any Other Customers electing to exercise their land purchase options. Lennar is under no obligation to exercise its options, and we would have no ability to force Lennar to purchase Homesites if it decided not to exercise the options it has pursuant to the Lennar Agreements, which is possible in the event of a significant downturn in the market. Millrose can request (and Lennar cannot unreasonably deny such request) that Lennar build homes on behalf of Millrose on any Homesites for which it has forfeited or terminated its Purchase Options and Millrose may attempt to sell such completed Homesites to third parties. However, there is no guarantee we would be able to achieve such sales. Such construction and the subsequent resale to the third parties would require additional time and cost to Millrose, including hiring personnel and providing the capital to build the homes, that will be borne by us. The price for which we can sell homes to third parties may be significantly less than the amounts of our investments.

Our agreements with Lennar involve conflicts of interest, and we might have received better terms from unaffiliated third parties than the terms we received in these agreements.

We entered into the Lennar Agreements with Lennar to provide a framework for our relationship with Lennar, including the Founder’s Rights Agreement, Master Program Agreement, Master Option Agreement, Master Construction Agreement, Guaranty, various Multiparty Cross Agreements and Project Addenda, among others. See “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar” for a full list and summary of the Lennar Agreements. All of the Lennar Agreements, as well as the Management Agreement, have been prepared at the direction of Lennar, in consultation with Kennedy Lewis, which acted as Lennar’s strategic advisor with respect to the Spin-Off. These agreements were entered into in the context of the Spin-Off by Lennar on behalf of Millrose, as a wholly-owned subsidiary of Lennar, prior to the completion of the Spin-Off. Certain of the terms in the Lennar Agreements and the Founder’s Rights Agreement were the result of negotiations within Lennar in anticipation of, or in connection with, the Spin-Off, in which Lennar’s interests and Millrose’s interests may have differed or in which Millrose’s best interests were not considered. Certain of the rights granted to Lennar in the Founder’s Rights Agreement, which are exclusive to Lennar, may not align with the interests of Millrose’s other stockholders now that it is a publicly traded company. These rights may not reflect terms (and Bylaws provisions) that would have resulted from arm’s-length negotiations with one or more unaffiliated third parties. As a result, these rights may deter potential investors, which could depress the market price of our Class A common stock and in turn the value of our Class B common stock, and may deter potential Other Customers from doing business with Millrose, as Other Customers do not have access to certain rights that are exclusive to Lennar.

Certain of the terms in the Management Agreement were the result of negotiations between Lennar and Kennedy Lewis, and there can be no assurance that Lennar negotiated the Management Agreement with Millrose’s best interests in mind. Accordingly, there may have been conflicts of interest in negotiating and finalizing these agreements. Because Millrose had no independent management or personnel prior to the Spin-Off, the preparation and finalization of all terms in any agreement Millrose or Millrose Holdings entered into have not been done at arm’s length, and Millrose (and the KL team that will be performing on Millrose’s and Millrose Holdings’ obligations under these agreements as our Manager) had not independently verified that the terms of such agreements are comparable to standard market terms. The terms of the agreements may be considered more favorable to Lennar than if Lennar had negotiated with a third-party land bank. Likewise, there can be no assurance that the terms of these agreements will be considered as favorable to Millrose or Millrose Holdings as would have resulted from arm’s-length negotiations with one or more unaffiliated third parties. Some of these agreements, including the Founder’s Rights Agreement, include rights exclusive to Lennar that Millrose is not able to grant to Other Customers, which may impact our negotiating leverage with potential Other Customers. Additionally, during the period in which the terms of those agreements were negotiated, we did not have a board of directors that was independent of Lennar and KL had not been hired, appointed or retained. Further, KL’s parent, Kennedy Lewis, was acting as Lennar’s strategic advisor prior to the Spin-Off and was not acting in any capacity on Millrose’s behalf, including with respect to the negotiations of any of these agreements, which means that Kennedy Lewis’s interests are also not aligned with (and in some respects may be adverse to) Millrose’s and Millrose Holdings’ interests.

As a result of these factors, the terms of these agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated parties, or that would have resulted if we had been an active company with leverage and resources to negotiate with Lennar. Some of the terms included in these agreements also make it difficult for us to amend the agreements without undue hardship and significant costs and expenses, in addition to obtaining written consent from Lennar. Certain of the rights granted to Lennar in the Founder’s Rights Agreement are exclusive to Lennar, which will require our Board to enforce such rights. Other terms included in these agreements may hinder our ability to expand and grow our business, including with respect to attracting new customers to use the HOPP’R or being able to successfully negotiate competitive terms with customers other than Lennar. Even though we are independent from Lennar, there is no guarantee that we will be able to renegotiate, amend or terminate any agreements (or specific terms in such agreements) with Lennar that we deem not to be favorable to us or adverse to our interests as a standalone company, and our continued obligations under these agreements may have a material adverse effect on our business, growth opportunities, financial condition and results of operations.

In addition, the Transferred Assets and Supplemental Transferred Assets have been placed in pools by Lennar pursuant to certain Multiparty Cross Agreements. Future Property Assets acquired pursuant to the Lennar Agreements will also be pooled in accordance with additional Multiparty Cross Agreements (or added to existing Multiparty Cross Agreements), provided that the aggregate sum of all Option Deposits Lennar has made, or is obligated to make with respect to such new pool of Future Property Assets, shall not at any time exceed $50,000,000 with respect to pools of the Transferred Assets and the Supplemental Transferred Assets and $25,000,000 with respect to pools of Future Property Assets. Pools will be established with primary consideration given to diversity within pools across geographies, communities and home types. The negotiations and decisions on the selection of the Pool Properties and the pooling of various communities together were solely done by Lennar, with input from Kennedy Lewis. As we did not have any management or personnel during this time, the discussions relating to the pooling were done for the sole benefit of Lennar and the metrics used in considering which land assets should be pooled may not be comparable to standard market pooling considerations. There can be no guarantees that the constitution of each of the pools selected by Lennar with regard to the Transferred Assets and the Supplemental Transferred Assets will be favorable to us, which may result in certain pools of assets decreasing in value at the same time as a consequence of negative impacts that may impact all of the assets in a certain pool. Although the pools should be selected according to certain broad-based principles of diversification, there remains a substantial amount of discretion and judgment in selecting the Pool Properties and setting the pools. In the future, we cannot guarantee that we will be able to negotiate better pooling conditions with Lennar or any Lennar Related Ventures, or that we will be able to negotiate any pooling conditions at all with any Other Customers. In addition, we may be limited in how much we can negotiate with Lennar: we do not have as much leverage with Lennar in negotiating the pooling of Future Property Assets as we are significantly dependent on the Lennar Agreements, and Lennar is under no obligation to offer us business following the initial transfer of the Business Assets and outside of utilizing the HOPP’R for the Transferred Assets and the Supplemental Transferred Assets. Lennar can decide to use a traditional Land Banking provider instead of Millrose if they do not like the terms they have with us (including with respect to any pooling decisions).

Any exercise by Lennar of its Enforcement Rights pursuant to the Founder’s Rights Agreement may severely negatively impact our business operations and financial condition.

In the event Millrose refuses to sell any Homesite to Lennar upon Lennar’s exercise of a Purchase Option, Lennar has an Enforcement Right to compel Millrose to sell Lennar the Homesite(s). If Millrose does not sell the

Homesite(s) to Lennar by the end of the 10 day cure period, Lennar has the immediate right, without penalty and without further notice, to stop payment on all Monthly Option Payment obligations with respect to all properties subject to the Lennar Agreements, and such cessation of payments is not considered a default or breach under the terms of the Lennar Agreements. However, if Millrose alleges in good faith that Lennar does not have the right to purchase the Homesites, solely because Lennar’s exercise violated specifically identified pooling cross-termination rights under the applicable Multiparty Cross Agreement(s), then Millrose must notify Lennar of the dispute prior to the end of the ten-day cure period. However, in the event of such a dispute, Millrose is still required to immediately sell the exercised Homesite(s) to Lennar, but Lennar must continue to pay the Monthly Option Payments. In other words, Millrose must still sell the Homesite(s) as if Lennar were in the right, and then litigate the issue to seek remedy and/or compensation. Such litigation could be very costly and take years to resolve, and not be economically worth pursuing, leaving Millrose without other forms of recourse to recoup any potential losses. If Millrose refuses to sell the Homesite(s) to Lennar for which the Purchase Option has been exercised, then Lennar’s Enforcement Rights allow it to immediately stop all Monthly Option Payments on all properties covered by the Lennar Agreements (and any other option agreements between Lennar and Millrose), which could jeopardize Millrose’s ability to maintain enough working capital to maintain its business operations, and could also jeopardize its ability to make distributions to stockholders that are required to maintain its REIT qualification.

As such, any time there is a dispute with Lennar concerning the exercise of Purchase Options, Millrose would be in the disadvantaged position of having to give up the assets or perform the obligation before the dispute is resolved, and then go through the cost- and time-intensive exercise of litigating the matter through the courts to try and reclaim the loss (or, if it decides not to pursue litigation, it likely would need to absorb the costs). These Enforcement Rights makes any potential dispute with Lennar (with respect to Homesite takedowns) very expensive and cumbersome for Millrose, with strong financial incentives to defer to Lennar even during situations where there may be a good faith dispute with the facts in favor of Millrose.

If a dispute is litigated and resolved in favor of Lennar, these Enforcement Rights and the payments required under them would be in addition to any damages that may be otherwise awarded to Lennar by the court, further enhancing the risk that any such dispute would result in material adverse impact on Millrose’s financial condition. If a dispute is resolved in Millrose’s favor, the payments set forth in the Enforcement Rights to Millrose may not be sufficient to cover the actual loss experienced by Millrose, even supplemented by the damages that a court might order. Any exercise by Lennar of its Enforcement Rights pursuant to the Founder’s Rights Agreement may therefore severely negatively impact Millrose’s business, operations and financial condition, as well as Millrose’s ability to enforce the terms of its agreements with Lennar.

We have not obtained independent appraisals or fairness opinions as to the value of any of our real estate assets or any environmental reports on any of our real estate assets, including the Transferred Assets, and we rely upon Lennar and our Other Customers for certain information regarding the Homesites.

No independent appraisals have been obtained to support our conclusions as to the value of our total assets or the value of any particular property. We also did not obtain any independent third-party valuation or fairness opinion as to the value of the Transferred Assets. Appraisals we may obtain in the future from third-party appraisers may be overstated or market values may decline. We are relying on Lennar as to the value of our total assets or the value of any particular property and the Transferred Assets have been conveyed to us in their then current condition. Additionally, following the Spin-Off, we received information regarding the number and location of Homesites included in the Transferred Assets, which, in some cases, remains subject to further confirmation by Lennar. We rely upon Lennar and our Other Customers for information regarding the Homesites that we acquire that may be subject to change as Lennar and Other Customers provide different or additional information as part of the acquisition process and during the period we own the Homesites.

We did not obtain any Phase I or similar environmental reports completed by independent environmental consultants for the Transferred Assets in connection with the Spin-Off. Although each of the Lennar subsidiaries that owns the Transferred Assets prior to the Spin-Off made certain representations and warranties (including with respect to title and environmental condition) to the Property LLCs with respect to the Transferred Assets, no assurances can be given that a material environmental condition does not exist as to any one or more of our land assets. There can be no assurances that any representations and warranties given in connection with any acquisitions of Future Property Assets pursuant to the agreements with Lennar will be sufficient to protect Millrose or its subsidiaries from liability or risk exposures in the event there are title or environmental issues that could result in material adverse impacts to Millrose’s business, financial condition or results of operations.

Ownership of land and other real estate assets is subject to environmental risks and liabilities, which may not be covered by the representations and warranties and indemnities provided to us in the Lennar Agreements (or any future HOPP’R agreements with new customers).

Ownership of land and other real estate assets is subject to risks associated with environmental hazards. Although most of the Transferred Assets have all approvals and permits, including all environmental approvals and permits, we may incur substantial liabilities and costs for environmental matters. Specifically, although Lennar, which owned the Transferred Assets prior to the Spin-Off, made certain representations and warranties (including with respect to title and environmental condition) with respect to the Transferred Assets and entered into an agreement with Millrose making certain representations and warranties with respect to the Supplemental Transferred Assets, such representations are limited to liabilities known at the time of the Spin-Off and the Supplemental Transferred Assets Transaction, respectively. As such, Millrose and Millrose Holdings are still responsible in the event anything new is discovered or in the event the original consultants missed anything in their reviews and evaluations. With respect to any Future Property Assets, there can be no assurance that such assets will already be fully entitled and have received full approvals and permits prior to our acquisition of them pursuant to the HOPP’R arrangements with Lennar, any Lennar Related Venture or Other Customers, as applicable. In such cases, unless we can separately negotiate to divert liability risk to the customer (such as the put back right that we have with Lennar with respect to certain Future Property Assets), we will likely be responsible for such risk exposures and liabilities. Under various laws, owners of land and other real estate assets may be required to investigate, clean up and remove hazardous substances present at or migrating from properties they own or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to government agencies or third parties for costs and damages they incur in connection with hazardous substances. The costs and damages that may arise from environmental hazards may be substantial and are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, the location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it may take to remediate contamination. In addition, these laws also impose various requirements regarding the operation and maintenance of properties and recordkeeping and reporting requirements relating to environmental matters that require us to incur costs to comply with. Any actions we may take to comply with such requirements, as well as any actions we may take to mitigate these risks and liabilities may be costly and could impact our business, financial condition or results of operations.

We are subject to a wide range of general and industry-specific laws and regulations relating to the protection of the environment which require compliance that can be burdensome and expensive.

We are subject to a wide range of general and industry-specific laws and regulations relating to the protection of the environment, including silvicultural activities, including use of pesticides and herbicides, harvesting, and road building, endangered and at-risk species, stormwater and surface water management, air emissions, the cleanup of contaminated sites, health and safety matters, building codes and other related regulations. As such, and although Lennar made certain representations and warranties (including with respect to title and environmental condition) to Millrose with respect to the Transferred Assets under the Lennar Agreements, we may incur significant capital, operating and other expenditures to comply with applicable environmental laws and regulations if the provisions in the Lennar Agreements are not sufficient to adequately shift liability risk to Lennar. There can also be no assurance that we will be able to receive similar (or any) such representations and warranties from any Lennar Related Ventures or Other Customers in the future. We also could incur in the future substantial costs, such as civil or criminal fines, sanctions and enforcement actions (including orders limiting our operations or requiring remedial actions), cleanup and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws and regulations on land we currently own or have owned in the past. Such costs would be incurred by Millrose directly, as they would not be paid for by our Manager pursuant to the Management Agreement. Because environmental regulations are constantly evolving, we may continue to incur costs to maintain compliance with those laws and our compliance costs could increase materially. In addition, air emissions, stormwater, and surface water management regulations may present liabilities and are subject to change. Future compliance with existing and new laws, regulations, environmental permits, and other requirements may disrupt our business operations, increase potential liabilities, and require significant expenditures.

Additionally, we may be subject to conservation laws and regulations that apply to activities that would adversely impact a protected species or significantly degrade its habitat. Although permits and approvals are in place, or will be in place, for all construction sites as required with respect to protected species, certain species on the Transferred Assets or the Supplemental Transferred Assets may become protected in the future under new laws and regulations. Additionally, species protected under current laws and regulations may be discovered on the Transferred Assets or the Supplemental Transferred Assets in the future. Current or future regulations, including increased mandates for biodiversity, increased wildlife habitats, additional species classified as endangered, or if the enforcement of endangered species regulations become more restrictive, development on the Transferred Assets or the Supplemental Transferred Assets may be restricted and our business, financial condition or results of operations may be adversely impacted. There can be no assurance as to what permits and approvals may be in place with respect to any Future Property Assets.

Lennar’s Work on the Transferred Assets and on any Future Property Assets we (through Millrose Holdings) acquire in connection with our ongoing relationship with Lennar may negatively impact our business.

Pursuant to the Master Construction Agreement and as part of the Lennar Services, Lennar has the obligation to complete Horizontal Development of the properties comprising the Transferred Assets and any Future Property Assets we may acquire pursuant to the Lennar Agreements. Lennar’s Work does not include home construction (foundations or higher). Under the Master Option Agreement, Lennar has the option, but not the obligation, to undertake home construction on any Homesites once Horizontal Development has been completed. Pursuant to the Lennar Agreements, Millrose Holdings must finance the Horizontal Development, up to certain predetermined development cost budgets, but is not required to participate in any development activities itself. The Work done is entirely by Lennar and any third-party providers that Lennar contracts to complete the Work. The Horizontal Development budget for each Homesite project is not intended to cover amounts owed in connection with any liabilities that may arise from construction. Construction activity on the land could also result in environmental consequences that we may be required to pay for or fix, which could severely impact our available cash for operations, our ability to maintain business, financial condition or results of operations. While Lennar has previously completed Phase I reports with respect to the Transferred Assets and may be protected from liability for pre-existing environmental conditions as a result of exercising the process known as All Appropriate Inquiries (“AAI”), which process evaluates a property’s environmental conditions to assess potential liability for any contamination, we do not have any AAI or other defense to any environmental liability, which could result in significant adverse impacts to our business, financial condition or results of operations. Lennar has agreed to indemnify us against any impacts resulting from the realization of certain Horizontal Development risks. However, the indemnities provided by Lennar in the Lennar Agreements may not be sufficient to cover every liability that may be incurred, and we are still responsible for maintaining certain types of insurance with respect to the Transferred Assets, the Supplemental Transferred Assets and any Future Property Assets. Additionally, we could be held jointly and severally liable for certain environmental liabilities. Further, the value of the indemnity will be dependent on the creditworthiness of Lennar. There can also be no assurance that we will be able to successfully negotiate similar or any indemnities from any Lennar Related Ventures or Other Customers who may be future customers.

Notwithstanding Lennar’s Work, Lennar could decide at any point not to continue or finish any Horizontal Development or home construction that it has started. The Master Construction Agreement is guaranteed by Lennar (at the parent company level) and obligates specific performance for completing the Horizontal Development, but we would have no remedies against Lennar if they were to stop home construction, as the Lennar Agreements do not obligate Lennar to do any home construction and therefore do not impose any monetary penalties or obligate specific performance in the event Lennar does not finish any home construction. If Lennar defaults or otherwise does not exercise its Purchase Option on any such Homesites and there is unfinished home construction, we may have a harder time selling the Homesite to other buyers who may not be able to or may not want to finish the home construction that Lennar started. If the home construction needs to be undone before any buyer will purchase the Homesite, that would result in additional costs to us that we may not have the financial capability to manage, or that could impact our ability to continue our other operations or to maintain enough capital reserves for Future Property Asset acquisitions.

If we or Lennar enter into bankruptcy, the Master Program Agreement or the Master Option Agreement may be unenforceable.

In the event Lennar or Millrose would file for, or is involuntarily entered into, bankruptcy, the Master Program Agreement or the Master Option Agreement may be recharacterized as a secured financing agreement, lease, or executory contract and involuntarily amended or rejected. Given the importance of the Master Program Agreement and the Master Option Agreement for our business model and our reliance on the purchase options and the interest payments pursuant to the Master Program Agreement and the Master Option Agreement for our results of operation, we and Millrose Holdings may not be able to generate any operating revenues in the event of a bankruptcy. As a result, if Lennar enters into bankruptcy, it is likely that we will also be forced to enter into bankruptcy, unless we are able to provide the HOPP’R to or maintain other relationships with Lennar Related Ventures and Other Customers.

If we cannot quickly identify, successfully negotiate and enter into new HOPP’R agreements with Lennar Related Ventures or Other Customers, which may be limited by the Capital Priority Right, our business and sources of income may suffer.

Our primary land assets in our Real Estate Portfolio are the Transferred Assets and the Supplemental Transferred Assets. The properties in the Transferred Assets and the Supplemental Transferred Assets are expected to have a short cash conversion cycle.

While this means that we can initially expect to regularly receive cash inflows in the form of Monthly Option Payments and payments in the amount of Takedown Prices whenever Lennar exercises its Purchase Options, we may cease to have continued cash inflows once the Transferred Assets and the Supplemental Transferred Assets have completely turned over if Lennar does not offer us new additional business (through Future Property Assets that Lennar may present to us to acquire under the Lennar Agreements or through references of Lennar Related Ventures that we would engage as new customers) and we cannot otherwise provide the HOPP’R to or secure other agreements with any Other Customers. While we have been offered and expect to be offered additional transactions from Lennar with respect to Future Property Assets, there is no certainty as to when, how often, and to what extent this will occur. While the Lennar Agreements do not have an expiration date, Lennar is under no obligation to commit to any future transactions with Millrose Holdings or give Millrose Holdings any new business at all (including any referrals of Lennar Related Ventures) under the Master Program Agreement. The Lennar Agreements provide Lennar with a Capital Priority Right and contemplate an ongoing business relationship between Millrose and Lennar, whereby Millrose would provide the Recycled Capital HOPP’R to Lennar for any Future Property Assets that Millrose Holdings may acquire pursuant to the Lennar Agreements, but the Lennar Agreements do not include any exclusivity, rights of first refusal or first look or other priority rights for us with respect to any future business opportunities. This means that Lennar can decide not to offer us any additional business (beyond the Transferred Assets and the Supplemental Transferred Assets) for any reason at all, including, but not limited to, using traditional land banks or establishing another entity that will operate a HOPP’R, or if the business terms of the Lennar Agreements (individually or in the aggregate) are not as competitive as others in the market. Additionally, Lennar’s Land Banking arrangements with other providers could limit how many business opportunities we will be able to receive from Lennar with respect to Future Property Assets on a going-forward basis. Millrose has engaged and continues to engage in discussions with other home builders who are interested in becoming new customers, but there is no guarantee that Millrose will continue to be successful in negotiating agreements with such additional potential customers and there is no guarantee that Millrose will be able to secure any business arrangements with any home builders outside of Lennar in any given timeframe.

As such, an important part of our business strategy is to seek additional customers that wish to contract with us to utilize the HOPP’R in order to diversify our customer base and grow our business. In accordance with the terms of the Lennar Agreements, Lennar may refer any Lennar Related Ventures to us, and we are obligated to enter into HOPP’R agreements on terms substantially similar to the terms of the Lennar Agreements with them if they fulfill the requirements set forth in the Lennar Agreements and described under “Part I, Item 1. Business—Land Banking Reimagined—Future HOPP’R Arrangements with Lennar and Lennar Related Ventures.” However, Lennar is under no obligation to refer any Lennar Related Ventures or Other Customers to us, and there can be no assurance as to when such referrals may happen, how often they may happen, and how many Lennar Related Ventures or Other Customers may be referred to us. There can also be no guarantee that we will be able to contract with any Lennar Related Ventures, outside of the obligatory ones that are presented to us. We also intend to identify and negotiate with potential Other Customers to further diversify our customer base and grow our business. It is our Manager’s responsibility under the Management Agreement to find, identify, evaluate and negotiate with any potential Other Customers who may wish to engage Millrose for the HOPP’R. However, there is no guarantee when or if (or to what extent) our Manager will be able to find any Other Customers and that our Manager will be able to successfully negotiate HOPP’R agreements on terms satisfactory to Millrose. Lennar’s Capital Priority Right and Lennar’s Founder’s Rights may impact our Manager’s ability to attract Other Customers, as such rights will be reserved solely for Lennar and are not intended to be offered to Other Customers in future.

Furthermore, our Manager may have limitations in negotiating competitive fee structures with Other Customers because Lennar has the right to adjust its Monthly Option Payment rate for subsequent Proposed Projects to any lower rate we may negotiate with any non-Lennar customer. Additionally, many of our competitors in the more “traditional” Land Banking space have significantly larger operations and resources, a much longer operating history and developed reputation, and an established market presence. We are a newly-formed company with a limited operating history and reputation and, even though our Manager manages our operations and has an extensive experience in managing Land Banking entities, there can be no certainty as to how much credibility the market will ascribe to Millrose, purely by virtue of our Manager being the Manager.

Even if our Manager does find suitable Other Customers, those new business opportunities may not be exclusive to Millrose and will be subject to our Managers’ Allocation Policy. See “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with our Manager—Management Agreement” for more information.

If we are not able to attract Other Customers, then our risk exposures related to having all of our source of income tied to Lennar will be further heightened. If we are not able to attract new customers other than Lennar, and Lennar does not offer us new transactions, we could lose our source of revenues and income. If we are not able to attract new customers on the terms we desire, or if the terms we negotiate with any potential customers are not favorable to us or expose us to significant risks, then our business, financial condition and results of operations and our ability to perform on our other HOPP’R agreements may be materially and adversely affected.

If the market value of our Real Estate Portfolio declines, our profits could decrease, and we may incur losses.

Land assets are generally valued in the market using different metrics than those used to value Homesites. Inventory risk can be substantial for land assets, as the market value of such assets can fluctuate significantly as a result of changing market conditions, both in relation to the land itself and indirectly from fluctuations in the supply and demand for prospective Homesites, existing Homesites and other housing inventories. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing community or market. We may be required to write-down the value of our land assets in accordance with GAAP, and some of those write-downs could be material. Any material write-downs of assets could have a material and adverse effect on our business, financial condition and results of operations.

In the event of adverse changes in economic, market or community conditions, Lennar and any Other Customers may cease further development activities in certain communities or geographical areas, restructure some or all of the existing HOPP’R agreements with us or elect not to exercise their land purchase options at all.

There are contingencies built into the Lennar Agreements to allow Lennar to pause activities — including a “pause period,” based on specified changes to the market whereby for two periods of six months each Lennar may pause its Horizontal Development and “pause” any Purchase Option windows, and lower its Monthly Option Payment fee rate to 50% of the Applicable Rate. In addition, Lennar and the Millrose may mutually agree to designate two additional pause periods of up to six months each for a total of up to two years. See “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Master Option Agreement” for more information. Depending on the market for new home communities and Homesites in areas where we will own land, the value of some of the land assets we will own could decline to less than the transfer value assigned to that land. Even though the Transferred Assets, the Supplemental Transferred Assets and Future Property Assets we may acquire in the future will be subject to Lennar’s and any Other Customers’ options to purchase the Homesites, if the value of the Homesites we develop is less than the purchase prices attached to those purchase options, then Lennar and/or any Other Customers may not decide to exercise their purchase options. Lennar (and potentially certain Lennar Related Ventures in the future) is subject to certain pooling and cross-termination provisions in the Multiparty Cross Agreements, but there can be no assurance that those provisions will serve as sufficient incentive for Lennar (or anyone else subject to similar provisions in the future) not to terminate or forfeit their purchase options. There are also exceptions to the pooling and cross-termination rights we have with Lennar (such as the fee building exception), and there can be no assurance that we will be able to negotiate any form of pooling and cross-termination rights with any Type 2 Lennar Related Ventures or any Other Customers.

Any termination or forfeiture of any purchase options prior to the exercise date of the applicable takedown schedule would result in a loss of monthly option payments anticipated in respect of such arrangements and the loss of potential sale of land assets to such customer at the predetermined takedown price. Accordingly, we may have to hold such land assets for many years without a potential buyer, and in some instances we may have to sell land assets for less than what Lennar or any Other Customers would have paid if they had exercised their purchase option. The failure of Lennar or any other customer to exercise their land purchase options may result in a loss that could have a material adverse effect on our business, financial condition and results of operations.

Past performance by the management team who are employees of Kennedy Lewis and their respective affiliates may not be indicative of future performance of an investment in us.

KL acts as the Manager and is responsible for employing all our management, employees and other personnel, and running all our business operations. KL is an affiliate and wholly-owned subsidiary of Kennedy Lewis, which has extensive experience in the Land Banking industry. However, our business differs from that of existing investment funds, accounts or other investment vehicles that are or have been managed by Kennedy Lewis or its affiliates, or by other members of Kennedy Lewis’s management team. In addition, the other entities currently managed by Kennedy Lewis in the Land Banking industry are significantly different from us in terms of targeted assets, geographical areas, regulatory structure and limitations, investment strategy and objectives and investment personnel. Further, Kennedy Lewis has no experience managing a public company. Past performance of the management team provided by KL and appointed by our Board, Kennedy Lewis itself, Lennar or any related affiliates is not a guarantee of future results, and there can be no assurance that we will achieve comparable results of those entities. Prior to the Spin-Off, Millrose was a wholly-owned subsidiary of Lennar and all financial statements and results of operations of the Predecessor Millrose Business are derived from

Lennar’s financial statements. However, Lennar’s past performance and results of operations are not an indication of Millrose’s potential future results, as we will not be managed by any Lennar personnel (except to the extent of the Lennar Services) and our business operations will not be as diversified as Lennar’s. We also cannot assure you that KL will be able to replicate the historical results achieved by entities managed by affiliates of Kennedy Lewis or members of the management team, and our business returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. You should not rely on the historical record of the performance of KL’s management team, Kennedy Lewis, Lennar or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or are likely to, generate going forward.

If we are not able to raise additional capital to fund our operations, or if we cannot access capital on attractive terms, we may not always have sufficient funding to maintain our operations.

We entered into the Credit Agreement, which provides for a revolving credit facility with commitments in an aggregate amount of $1.335 billion, and may also seek to pursue additional debt financing, all of which may be available to manage cash needs and reduce drag on returns, as well as for use to provide the HOPP’R to Other Customers. However, there is no guarantee that such sources of additional cash will be obtained or will be sufficient to cover all of our business growth initiatives. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources Following the Spin-Off” for more information. Additionally, the ability of Millrose to obtain additional debt financing is subject to the Debt to Equity Ratio Limit. In the future, Millrose may also seek additional third-party financing to satisfy any additional capital needs or raise capital through equity and debt issuances into the market. Sustained high interest rates, rate hike increases, prolonged high inflation, economic downturn and possible recessions in the future may impair our ability to pay taxes and expenses to continue our operations. As a newly-formed company with limited operating history, limited assets and no guarantors, it may be difficult for us (including Millrose Holdings) to obtain sufficient sources of capital funding, particularly during times of volatile or adverse economic and market conditions.

Given our lack of credit history and ratings, the structure of the Promissory Note and the nature of certain terms of the Lennar Agreements (including the Recognition Agreement), we (including Millrose Holdings) may not be able to secure additional loans on attractive terms or at all, and we may be limited in our and Millrose Holdings’ ability to access the capital markets on terms acceptable for our business. Further, our ability to pursue equity capital raises during the first 18 months following the Spin-Off may be limited by Lennar’s Effective Equity Price Protection Right, which may result in dilution and downward pressure on our Class A common stock trading price and in turn the value of our Class B common stock. Additionally, pursuant to the Lennar Agreements, we may not enter into any third-party financing arrangements if such financing arrangement would cause our debt to equity ratio to exceed 1:1, unless it obtains the prior approval of Lennar. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders may be diluted, and the terms of such financing transactions may include liquidation or other preferences that adversely affect the rights of our stockholders. Such capital raises would also impact how we are able to use our available capital, given Lennar’s Capital Priority Right. Debt and receivables financings may be coupled with an equity component, such as warrants to purchase shares of our common stock, which could also result in dilution of our existing stockholders’ ownership. Capital raises through the issuance of equity or debt may also impact the stock price or value of our Class A common stock and Class B common stock, and if the stock price is suppressed, we may not be able to raise the capital we need through equity issuances. We may be subject to stringent covenants and restrictions on the type of debt financing we may be able to secure in the future. If we face any challenges or obstacles in raising additional capital or securing third-party financing, including if we cannot do so on terms favorable to us or at all, our operating cash flow may be insufficient to satisfy our financial obligations. If financing is not available when we or Millrose Holdings need it, or is available on unfavorable terms, we may be unable to efficiently manage our Real Estate Portfolio, perform our obligations under our HOPP’R agreements (for example, financing the Work under the Lennar Agreements), complete acquisitions of Future Property Assets or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could materially and adversely affect our business, financial condition and results of operations.

Volatility in the market may impact our ability to do business.

Any sustained period of high interest rates and high inflation may increase operating costs, reduce the value of our Real Estate Portfolio, increase the cost of capital and make raising capital difficult for us and Millrose Holdings, as applicable. Typically, home demand and prices will increase in low interest rate environments, but there can be no guarantee that this will always happen or that we will be able to capitalize on the increased demand and prices if and when it does happen (and in any event, since we are not selling homes ourselves and only on behalf of our customers, so any potential benefits would be significantly limited). Changing general economic and financial market conditions could significantly reduce the value of land and other real estate assets, loans and other investments and reduce the amounts earned on those investments.

As a newly-formed company, we are also likely disadvantaged in competing with traditional Land Banking providers, some of which may have greater financial resources, a more established, loyal and consistently growing customer base, and stronger ability to weather adverse or volatile economic and market conditions than we do. Many of the competitors in the Land Banking space have significantly larger operations and resources, a much longer operating history and credibility and developed reputation, and an established market capitalization. We are a brand-new company with no prior operating history or reputation and, even though KL manages our operations and has extensive experience in managing Land Banking entities, there can be no certainty as to how much credibility the market will ascribe to Millrose, purely by virtue of KL being the Manager. As such, at any time but particularly in times of market volatility, potential Land Banking customers may desire to contract with more established Land Banking providers than with us, and we cannot guarantee that we will be able to identify or attract any Other Customers who will want to utilize the HOPP’R.

As a holding company, our dependence on our subsidiaries for cash flow may negatively affect our business.

We are a holding company with no business operations of our own and we conduct all of our land acquisition and development operations through our subsidiaries. A separate Millrose Subsidiary will provide the Recycled Capital HOPP’R to each Other Customer. Millrose Holdings will provide the Recycled Capital HOPP’R to Lennar through the Property LLCs. Millrose Holdings may also provide the Recycled Capital HOPP’R (or other forms of the HOPP’R, as the case may be) to Lennar Related Ventures (with approval from Lennar, to be provided at Lennar’s discretion) or Millrose may provide the Recycled Capital HOPP’R to such Lennar Related Ventures through one or more Other Subsidiaries as determined by Lennar and our Manager. A new Millrose Subsidiary will be formed to provide the Recycled Capital HOPP’R to each Other Customer as such customer finalizes negotiations and commits to engaging with Millrose. All or substantially all of Millrose’s assets currently consist of (i) 100% of the membership interests of Millrose Holdings and (ii) the Promissory Note. Millrose Holdings and Other Subsidiaries will distribute to Millrose (subject to limitations on the portion of Millrose’s income that can be dividends in compliance with the REIT Requirements) (i) net earnings generated from the Monthly Option Payments after payments for taxes and expenses (including the Management Fee), and (ii) monthly interest payments on the Promissory Note (which is currently approximately $358 million annually based on a 7.5% interest rate), and such amounts will then be distributed by Millrose as dividends to Millrose’s stockholders, consistent with or in excess of the amount that would satisfy applicable REIT Requirements. Accordingly, our ability to pay our obligations is dependent upon dividends, interest payments and other distributions from our subsidiaries to us, and our subsidiaries’ ability to earn revenue is dependent on our customers’ performing its obligations under the HOPP’R agreements they have with us (which, at least initially, is solely Lennar performing its obligations under the Lennar Agreements). The ability of our operating subsidiaries, including Millrose Holdings, to pay dividends to us are expected to be restricted by REIT qualification requirements, applicable Maryland law and the terms of any outstanding debt or credit facilities, and our reliance on Lennar to continue providing us with more deals.

As a holding company, we are completely reliant on the success of the businesses operated by our subsidiaries. Millrose intends to provide the HOPP’R to each customer through a separate subsidiary. For example, Millrose Holdings provides the HOPP’R to Lennar through the Property LLCs. Millrose Holdings may also provide the HOPP’R to Lennar Related Ventures (with approval from Lennar, to be provided at Lennar’s discretion) or Millrose may provide the HOPP’R to such Lennar Related Ventures through one or more Other Subsidiaries as determined by Lennar and our Manager. Millrose has also sought to provide the HOPP’R to Other Customers for purposes of diversification and scaling business growth. To the extent we provide the HOPP’R to any Other Customers, it will be done through Other Subsidiaries and pursuant to agreements that will be negotiated on behalf of Millrose by our Manager. Additionally, in the event that Millrose provides the HOPP’R to Other Customers, it will likely need third-party financings to do so. We entered into the Credit Agreement, which provides for a revolving credit facility with commitments in an aggregate amount of $1.335 billion, and may also seek to pursue additional debt financing, all of which may be available to manage cash needs and reduce drag on returns, as well as for use to provide the HOPP’R to Other Customers. However, there is no guarantee that such sources of additional cash will be obtained or will be sufficient to cover all of our business growth initiatives. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources Following the Spin-Off” for more information. Additionally, the ability of Millrose to obtain additional debt financing is subject to the Debt to Equity Ratio Limit. In no event will the HOPP’R be provided to Other Customers through Millrose Holdings or any Other Subsidiaries that provide the HOPP’R to Lennar. However, this means that the sustainability of any given subsidiary will be dependent on the customer for which that subsidiary provides the HOPP’R. If one customer defaults on its obligations and fails to perform under its HOPP’R agreements with us, it may force that subsidiary into credit defaults or bankruptcy, which may impact the operations of our other subsidiaries, including Millrose Holdings, and our business, financial condition and results of operations. If the customer is significant enough (e.g., Lennar), our entire operations may be impacted and Millrose itself may need to enter into bankruptcy proceedings.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We intend to continue to conduct our operations so that neither we, nor Millrose Holdings nor the Property LLCs nor the Other Subsidiaries are investment companies under the Investment Company Act. However, there can be no assurance that we and our subsidiaries will be able to successfully avoid operating as an investment company.

A change in the value of any of our assets could negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To maintain compliance with the applicable exemption under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register as an investment company but failed to do so, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our NAV and our ability to resume paying distributions to our stockholders.

Risks Related to Our Intellectual Property

We entered into a HOPP’R License Agreement with a wholly-owned subsidiary of Lennar, which is critical to our business. The HOPP’R Rights are owned by a subsidiary of Lennar, and any changes to the HOPP’R License Agreement will impact our access to the HOPP’R Rights and may adversely impact our business.

Millrose’s business consists of providing the HOPP’R to Lennar and other future customers. However, Millrose does not own the HOPP’R Rights and must rely on a HOPP’R License Agreement to access the HOPP’R Rights. In connection with the Spin-Off, a wholly-owned subsidiary of Lennar granted Millrose a non-exclusive, royalty-free, non-transferrable license to use the HOPP’R Rights solely for Millrose’s benefit. Our Manager is entitled to use Millrose’s HOPP’R Rights license in connection with the management and operation of Millrose. Millrose’s HOPP’R Rights license will be perpetual, subject to certain limited termination conditions. As such, Millrose, whether externally managed or internally managed, is expected to always have access to the benefit of the HOPP’R Rights, although there is no guarantee that this will always be the case. If Lennar’s subsidiary (or any future owner of the HOPP’R Rights) decides at any point to terminate Millrose’s HOPP’R Rights license as permitted in certain limited circumstances under Millrose’s HOPP’R License Agreement, Millrose will lose access to the HOPP’R Rights. Any loss of access to the HOPP’R Rights could disrupt Millrose’s business operations and prevent Millrose’s ability to provide the promised services under the Lennar Agreements and any other HOPP’R agreements with Other Customers in the future, heightening the risk of breach of contract claims and other lawsuits. Losing access to the HOPP’R Rights could also prevent Millrose from being able to engage new customers who want to use the HOPP’R. Any loss of access to the HOPP’R Rights could have a material impact on our business, financial condition or results of operations.

Additionally, since we are the first publicly traded company to engage in large-scale recycled capital financing of land acquisition and Horizontal Development using the HOPP’R, and Lennar has historically not publicized or used the HOPP’R externally, we are responsible for promoting the use and reputation of the HOPP’R trademark in the public markets. Although the HOPP’R is identified as what we provide to our customers and be linked to our brand, quality and service experience, we do not own the trademark rights to “HOPP’R” and our license to use the HOPP’R trademark is non-exclusive. As such, we have no control over who else may have rights to use the HOPP’R trademark in the future, what the trademark will be used for, and whether the uses will be consistent with the way in which we use the HOPP’R trademark. Additionally, Lennar (through its subsidiary) as the owner of the trademark is able to set certain covenants, guidelines and standards with respect to the trademark. There can be no assurance that any such restrictions that Lennar or its subsidiary (or any successor assignee of the trademark) will maintain standards in line with the way we intend to use the HOPP’R trademark. If any covenants, guidelines or standards are be consistent with our use of the trademark, it could negatively impact our marketing strategies, which could affect our business operations and financial condition.

Our business relies on our ability to provide the HOPP’R, including the Recycled Capital HOPP’R, to our customers, and we may lose our competitive advantage against other land banks as other entities in the future may also acquire a license to provide the HOPP’R to their customers.

Millrose’s business consists of providing the HOPP’R to Lennar and other future customers. However, Millrose does not own the HOPP’R Rights and must rely on the HOPP’R License Agreement to access the HOPP’R Rights. Millrose’s HOPP’R Rights license is non-exclusive and will be granted by a wholly-owned subsidiary of Lennar.

As such, Lennar’s subsidiary may grant from time to time a license to use the same HOPP’R Rights as Millrose to Lennar, its affiliates and any other entity it deems appropriate at its sole discretion. Because Lennar’s subsidiary (or any future owner of the HOPP’R Rights) may license the HOPP’R Rights to other land banks and other external managers that manage land banks, our business could suffer, as we might no longer be the only publicly traded entity that will engage in large-scale recycled capital financing of land acquisition and Horizontal Development using the HOPP’R. In the future, other companies may develop their own versions of the HOPP’R, there can be no assurance that Millrose’s HOPP’R will be able to provide the same features that competitor companies providing the HOPP’R may have and at the same prices that competitor companies providing the HOPP’R may be able to offer. In turn, there can be no certainty as to whether our customers will remain with us if our future competitors that also provide the HOPP’R offer better services and/or better prices than we can. The potential loss of Millrose’s customer base, or even the expectation or appearance that we may be losing our customer base, could adversely affect Millrose’s business, financial condition and results of operations.

If we lose our competitive advantage as the only publicly-traded company that provides the HOPP’R, we will need to rely on other strategies and find other distinguishing factors to market our business in this niche industry, which includes many competitors that have significantly larger operations and resources, a much longer operating history as land banks, more credibility and developed reputation in the industry and an established market capitalization. Many of these competitors are also unencumbered by some of the restrictions to which we are subject, including our Debt to Equity Ratio Limit and the Founder’s Rights, which may be viewed unfavorably by certain key stakeholders. If we are not successful in pivoting our marketing strategy and finding other ways to compete against our peers and capitalize on other advantages that we may have, there could be a material adverse impact on our business, financial condition and results of operations.

Risks Related to the Land Banking Industry

There are substantial risks inherent in owning land for new home construction.

By providing an operational and capital solution for home builders and land development companies to finance the acquisition and development of land assets, Millrose is exposed to substantial risks in owning land assets for Lennar, and any Other Customers, which may or may not purchase these assets for home construction on the timelines we expect or at all. Because the future use of these land assets comes with inherent uncertainties due to the uncertain prospective nature of Lennar’s and any Other Customers’ development plans, the risks inherent in owning land parcels increase as consumer demand for housing decreases and the holding period increases. As a result, we may end up owning land assets on which homes cannot be profitably built and sold. In certain circumstances, a grant of entitlements or development agreements with respect to a particular parcel of land may include restrictions on the transfer of such entitlements to a buyer of such land, which could negatively impact the price of such entitled land by restricting our ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in poorly performing communities or markets.

Additionally, deteriorating market conditions could cause us to record significant inventory impairment charges. The recording of a significant inventory impairment could negatively affect our earnings and negatively impact the market perception of our business.

Our business is susceptible to risks from natural disasters, geopolitical events and other events outside of our control that may delay development on the land we hold for Lennar and any Other Customers.

The Lennar Agreements and any similar agreements we may enter into with any Lennar Related Ventures or Other Customers in the future require us to hold land assets for our customers while they develop the Homesites before they purchase them from us. The Transferred Assets and Supplemental Transferred Assets are located in various concentrated geographical areas across the United States, and any development of such land assets may be delayed due to natural disasters and geopolitical events that happen in the areas in which these land assets are located. As such, we and our customers are subject to risks and could be exposed to additional costs from adverse weather, natural disasters and adverse impact from global climate change. For example, some of the land assets we own are in zones that are at risk for natural disasters and could be severely damaged or destroyed by such disasters, including unexpected phenomena (for example, earthquakes and landslides) and physical climate risks that could materialize as either singular extreme weather events (for example, hurricanes, tornadoes, floods, storms and wildfires) or through long-term impacts of climatic conditions (for example, precipitation frequency, weather instability and rise of sea levels). Such events may result in delays of development work on such land, which may have material impacts on our business, financial condition or results of operations.

Such events could also adversely impact Lennar or our Other Customers if there is damage resulting from such events to any existing work, or to any developments they have already performed on the land assets that we own, pending purchase by Lennar or Other Customers. Insurance may not sufficiently cover all losses sustained by our customers and their stakeholders. If we fail to adequately prepare for such events, our and our customers’ revenues, results of operations and financial condition may be impacted. Additionally, the value of the land may fluctuate over time as a result of factors outside of our control, including, but not limited to, developments on surrounding land that impact the value of our land assets, changes in zoning laws or other regulations that might impact how our customers can use these land assets, and changing trends in the movement of social populations that guide which areas are “hot spots” for development. As of December 31, 2024, a significant amount of the Transferred Assets and the Supplemental Transferred Assets were concentrated in three states (California, Florida and Texas), with a substantial portion located in Florida and Texas. The geographic concentration of such land assets could cause us to be more susceptible to adverse weather, economic or regulatory changes, or developments in the markets in which our future properties will be located than if we owned a more geographically-diverse portfolio.

Further, although we are not aware of any pending material issues at this time, the Transferred Assets, the Supplemental Transferred Assets and any Future Property Assets we may acquire in the United States are subject to eminent domain, and the compensation we receive from any government entity in connection with an eminent domain acquisition may not be sufficient to cover the costs we may owe our customers in such situations.

Our insurance coverage may not cover all potential losses.

Our Manager, on behalf of Millrose and Millrose Holdings (including any of its Property LLCs), maintains general liability insurance policies for common liability claims from third parties, including slip and fall accidents and other common third-party risks. Our Manager may also purchase specific insurance policies for individual investments or blanket policies covering multiple investments and participants and their respective affiliates. Additionally, in accordance with the terms of the Lennar Agreements, Lennar is required to maintain certain types of insurance for the Transferred Assets, the Supplemental Transferred Assets and any Future Property Assets that Millrose Holdings acquires pursuant to the Lennar Agreements. Our Manager is responsible for confirming that the Transferred Assets, the Supplemental Transferred Assets and any Future Property Assets acquired pursuant to the Lennar Agreements are insured by Lennar consistent with industry standards, and for securing insurance for anything that is not otherwise covered by Lennar’s insurance with respect to the Transferred Assets, the Supplemental Transferred Assets and Future Property Assets. Our Manager expects to maintain insurance policies (similar to the ones subscribed by Lennar) on any Future Property Assets that Millrose, through one of its subsidiaries, may acquire in the future for any potential Lennar Related Ventures or Other Customers that would not otherwise be insured by such Lennar Related Ventures or Other Customers. It is our Manager’s responsibility to ensure that, between the insurance provided by any of our customers and the insurance our Manager secures on our behalf, our entire Real Estate Portfolio is adequately insured, consistent with industry standards, including commercial general liability insurance. Insurance that our Manager secures on our behalf is paid for by our Manager, and such costs are covered by the Management Fee. For additional information, see “Part I, Item 2. Properties—Operating Data on Real Estate Portfolio—Insurance.” However, there is no guarantee that we will always be completely covered by insurance, and there may be gaps that our Manager does not identify in time or at all, which could result in material impacts to our business. Because we are not sourcing and vetting the insurance provided by any customers (including Lennar), the existence and quality of the insurance, including the scope of coverage, is out of our control. As such, we cannot provide any assurance that we will always have sufficient insurance to cover every liability we may be exposed to, whether it be from insurance that our Manager secures for us or insurance from our contractual relationships with Lennar and any Other Customers. In the event any such insurance could lapse (either intentionally or inadvertently) by our customers, we may be negatively impacted if we cannot find adequate alternative coverage in a timely manner and on suitable terms when such lapses occur.

Certain losses that may impact our Real Estate Portfolio, including losses from floods, earthquakes, acts of war, acts of terrorism or riots and pandemics, generally are not insured against or not fully insured against because it is not deemed economically feasible or prudent to do so. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, we could experience a significant loss of capital invested and future revenues in these land assets and could potentially remain obligated under any recourse debt associated with the land asset.

Pursuant to the Lennar Agreements, Lennar is responsible for all Horizontal Development and any home construction done on the Homesites, including if anything is damaged during development. Lennar is responsible for sourcing and maintaining property insurance coverage for any such damage. However, Lennar’s insurance and responsibility for such risks and damages extends only until they determine not to exercise any Purchase Options with respect to any Homesites. Therefore, in the event Lennar decides not to exercise or forfeit its Purchase Options with respect to any Homesites, we will be fully responsible for any issues that may arise with respect to the land, any completed or in-progress Horizontal Development and home construction Lennar has already done. We may not be able to find adequate or any insurance coverage or other protection in a timely manner if this were to happen, particularly since any such decision from Lennar would impact an entire pool of properties, and not just an individual property. The lack of adequate insurance and protections may also impact our ability to sell the properties to a third-party buyer. Furthermore, we cannot be sure that insurance companies our Manager finds are able to offer products with sufficient coverage for Millrose’s business operations at commercially reasonable rates in cases where Lennar stops their insurance coverage. If we experience a loss that is uninsured or that exceeds insured limits with respect to one or more of our land assets or if the insurance companies fail to meet their coverage commitments to us in the event of an insured loss, then we could lose the capital invested in the damaged land assets, as well as the anticipated future revenues from those land assets and, if there is recourse debt, then we would remain obligated for any mortgage debt or other financial obligations related to the land assets. Any such losses or higher insurance costs could materially and adversely affect our business, financial condition and results of operations.

Our inability to successfully acquire an adequate inventory of Future Property Assets at reasonable prices could adversely impact our operations.

To the extent that Lennar desires that we purchase any Future Property Assets, pursuant to the Lennar Agreements, Lennar is responsible for identifying any and all Future Property Assets and is responsible for negotiating the purchase price of any such Future Property Assets. As we do not have the ability to identify Future Property Assets ourselves and cannot control the purchase price with respect to any Future Property Assets that we may acquire pursuant to the Lennar Agreements (or any substantially similar agreements that we may enter into with any Lennar Related Ventures or Other Customers in the future), we may not be able to secure any Future Property Assets at reasonable prices, which could adversely impact our operations.

There is no guarantee when or if (or to what extent) Millrose, through its Other Subsidiaries, will be able to provide the HOPP’R to any Lennar Related Ventures or negotiate and enter into any similar arrangements with Other Customers. Our results of our operations may in the future depend in part upon our ability to successfully identify, acquire and own an adequate number of Future Property Assets in desirable locations. Even if we have an adequate number of HOPP’R agreements with various customers, there is no guarantee when or if (or to what extent) they will offer us new business opportunities or Future Property Asset transactions. There can also be no assurance that an adequate supply of Future Property Assets will be available to us on favorable terms, or that will make relevant land asset targets for the HOPP’R. Even if our Manager finds any appropriate Future Property Assets, it may not be presented to Millrose’s customers under the Allocation Policy, and such Future Property Assets may instead be allocated to traditional Land Banking entities that Kennedy Lewis manages (who may be our competitors in the market).

An insufficient supply of Future Property Assets in one or more of our markets, any hindrance or inability to convey owned Homesites as a result of government shutdowns (or for other reasons), or our inability to purchase or finance Homesites on reasonable terms could have a material adverse effect on our business, financial condition and results of operations. Any land shortages or any decrease in the supply of suitable land at reasonable prices could result in increased land costs. As the fair market value of properties declines from their original values at the time we enter into option agreements with any customers, we may have to reduce option exercise prices in order to induce home builders to exercise options or otherwise to purchase properties from us. Since Lennar has the right to adjust its Monthly Option Payment rate for subsequent Proposed Projects to any lower rate we may negotiate with any non-Lennar customer, a significant portion of our future Real Estate Portfolio, as well as our ability to finance the acquisition and development of land assets for our customers, will likely be impacted in the event our Manager negotiates a lower monthly option payment rate with another customer during a time of market downturns and Lennar exercises its right to adjust its Monthly Option Payments for future Proposed Projects going forward.

A decline in prices of new homes could require us to write down the carrying value of land we own.

Our assets consist of land that we will hold for Lennar and potentially any Other Customers, to be resold to them for use in home building operations. The value of land suitable for residential development fluctuates depending on local and national market conditions and other factors that affect demand for new homes. When demand for homes fell during the 2007-2009 recession, landowners, such as Lennar, were required to take significant write-downs of the carrying value of land inventory. If market conditions were to deteriorate significantly in the future, we could be required to make significant write-downs of the carrying value of our land assets inventory and we could be forced to reduce the purchase prices in order to induce option holders to purchase properties.

Land assets and real estate investments are not as liquid as certain other types of assets, which may reduce economic returns to stockholders.

Land assets and real estate investments are not as liquid as certain other types of investments, and this lack of liquidity may limit our ability to react promptly to changes in economic or other conditions. Significant expenditures associated with real estate investments, such as secured mortgage debt payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. As we expect to elect REIT status, we will only be able to hold property for sale in the ordinary course of business through TRSs in order to not incur punitive taxation on any gain from the sale of such property. We may dispose of certain land assets that have been held through TRSs subject to our agreements with Lennar or any Other Customers to generate liquidity.

To the extent permitted by our existing and any new business arrangements with Lennar and Other Customers, and if Lennar elects not to exercise its option to acquire certain land assets from Millrose Holdings, we may decide to sell land assets to third parties to generate proceeds to fund our capital deployment activities. The price for which we can sell properties to third parties or sell homes we build may be significantly less than the amounts of our investments. Our ability to sell land assets on advantageous terms is affected by: (i) competition from other owners of land assets that are trying to dispose of their land assets; (ii) economic and market conditions, including the capitalization rates applicable to our land assets; and (iii) other factors beyond our control, including general economic conditions. If our competitors sell assets similar to assets we intend to divest in the same markets or at valuations below our valuations for comparable assets, we may be unable to divest our assets at favorable pricing or at all. The third parties who might acquire our land assets may need to have access to debt and equity capital, in the private and public markets, in order to acquire land assets from us. Should they have limited or no access to capital on favorable terms, then dispositions could be delayed.

If we (including Millrose Holdings) do not have sufficient cash available to us through our operations or sales of land assets or available credit facilities to continue operating our business as usual, we and Millrose Holdings may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, divesting land assets at less-than-optimal terms or incurring debt. There can be no assurance, however, that such alternative ways to increase our liquidity will be available to us or that we will continue to qualify as a REIT if we pursue such alternative ways to increase our liquidity. Additionally, taking such measures to increase our liquidity may adversely affect our business, and in particular, our distributable cash flow and debt covenants in any debt agreements that we may enter into in the future.

We cannot make any assurances that our growth or expansion strategies will be successful, and we may incur a variety of costs to engage in such strategies, including through new asset acquisitions, and the anticipated benefits may never be realized.

Our significant lack of diversification in our business operations and investment portfolio and our customer base severely limits how well we can compete against traditional Land Banking entities, such that we are not able to carve out a sustainable market share for ourselves and sustain our operations independently from Lennar. Currently, Lennar is our largest customer. Although we seek to identify and negotiate with additional potential Other Customers, as of the date of this Form 10-K, we only have a limited number of definitive arrangements to acquire additional assets, to form or acquire more subsidiaries, or to obtain any other business besides the existing Recycled Capital HOPP’R that Millrose Holdings and Other Subsidiaries will provide to Lennar pursuant to the Lennar Agreements. Millrose (through Millrose Holdings) intends to acquire Future Property Assets for Lennar as part of our ongoing relationship with Lennar, as contemplated and governed by the Master Program Agreement. However, there is no guarantee to what extent this will happen. While the Lennar Agreements do not have an expiration date, Lennar is under no obligation to commit to any future transactions with Millrose Holdings or give Millrose Holdings any new business at all (including any referrals of Lennar Related Ventures) under the Master Program Agreement. The Lennar Agreements provide Lennar with a Capital Priority Right and contemplate an ongoing business relationship between Millrose and Lennar, whereby Millrose would provide the Recycled Capital HOPP’R to Lennar for any Future Property Assets that Millrose Holdings may acquire pursuant to the Lennar Agreements, but the Lennar Agreements do not include any exclusivity, rights of first refusal or first look or other priority rights for us with respect to any future business opportunities. This means that Lennar can decide not to offer us any additional business (beyond the Transferred Assets and the Supplemental Transferred Assets) for any reason at all, including, but not limited to, using traditional land banks or establishing another entity that will operate a HOPP’R, or if the business terms of the Lennar Agreements (individually or in the aggregate) are not as competitive as others in the market. Additionally, Lennar’s Land Banking arrangements with other providers could limit how many business opportunities we will be able to receive from Lennar with respect to Future Property Assets on a going-forward basis. Further, as of the date of this Form 10-K, Millrose has limited business relationships with Lennar Related Ventures and Other Customers. There is no guarantee to what extent Millrose, through its Other Subsidiaries, will be able to provide the HOPP’R to additional Lennar Related Ventures or negotiate and enter into additional arrangements with Other Customers to provide the HOPP’R (either the Recycled Capital HOPP’R or any tailored forms of the HOPP’R with individually negotiated features, which may not be the same features as the Recycled Capital HOPP’R) to such Other Customers. Lennar’s Capital Priority Right may also limit the amount of available capital Millrose has to provide the HOPP’R to customers other than Lennar.

While Lennar is Millrose’s largest customer as of the date of this Form 10-K, Millrose has engaged and continues to engage in discussions with other home builders who are interested in becoming new customers, but there is no guarantee that Millrose will continue to be successful in negotiating agreements with additional customers and there is no guarantee that Millrose will be able to secure additional business arrangements with additional home builders outside of Lennar in any given timeframe.

In the future, if we are unable to successfully integrate new assets or businesses and manage our growth, our business, financial condition and results of operations may suffer. Lennar has the option, but not the obligation, to refer any Lennar Related Ventures to us. Although we have the obligation to contract with any qualifying Lennar Related Ventures (and the option to contract with any non-qualifying Lennar Related Ventures), there can be no assurance that Lennar will make any such referrals to us. We may not be successful in negotiating and entering into HOPP’R agreements with Other Customers and any future agreements with Other Customers may not be on similar terms to the Lennar Agreements or may be indirectly limited by Lennar Agreements (e.g., because of Lennar’s Capital Priority Right, or due to the limitations to our ability to obtain third-party financing and issue debt because of our Debt to Equity Ratio Limit). Additionally, we may in the future significantly increase the size and/or change the mix of our Real Estate Portfolio or acquire or otherwise enter into new lines of business. We may be unable to successfully and efficiently integrate newly-acquired assets or businesses into our existing operations or otherwise effectively manage our Real Estate Portfolio or our growth effectively. In addition, increases in our Real Estate Portfolio and/or changes in the mix of our Real Estate Portfolio or additional lines of business may place significant demands on our Manager’s administrative, operational, asset management, financial and other resources. Any failure to manage increases in our size effectively could adversely affect our business, financial condition and results of operations.

Real estate valuation is inherently subjective and uncertain, and is subject to change, especially during periods of volatility.

The valuation of land and real estate and therefore the valuation of our land assets is inherently subjective due to, among other factors, the individual nature of each property, its location, the expected future revenues from that particular property and the valuation methodology used. As a result, the valuation of our land and other real estate assets is subject to a large degree of uncertainty and is made on the basis of assumptions and methodologies that may not prove to be accurate. Regardless of whether a valuation is accurate at the time it is completed, all valuations are subject to change, especially during periods of market volatility or reduced demand for real estate. The valuation of land assets we will hold and loans we may own in the future may not reflect the price at which such asset or loan is ultimately going to be sold (particularly given the terms of our existing agreements with Lennar, and any similar terms we may be subject to in future agreements with other customers), and the difference between that valuation and the ultimate sales price could be material. Valuation methodologies are subject to change from time to time. Additionally, real estate option contracts will be subject to local contract laws that will differ between the various jurisdictions in which we operate, and the underlying real estate to those option contracts will be subject to regulatory risk from federal, state, and local regulators.

Our ability to satisfy the asset tests to qualify as a REIT depends upon our analysis of the fair market values of our TRS ownership interests. These fair market values will depend, at least in part, on the values of our TRSs’ land assets, some of which will not be susceptible to a precise determination given their undeveloped nature, and for which we will not obtain independent appraisals. Accordingly, there can be no assurance that the IRS will not contend that our TRS ownership interests cause a violation of the REIT asset tests.

We may acquire Future Property Assets, and entities holding such Future Property Assets that involve risks that could adversely affect our business and financial condition.

We received the Transferred Assets in connection with the Distribution and also acquired the Supplemental Transferred Assets following the closing of the Supplemental Transferred Assets Transaction. We may also acquire Future Property Assets. The acquisition of such Future Property Assets involves risks, including the risk that the acquired assets will not perform or be suitable for its intended purpose as anticipated. Under the Lennar Agreements, Lennar has the obligation to evaluate, assess and vet any Future Property Assets that it decides, at its sole discretion, to present to us. When we acquire Future Property Assets, we may have to bear the risks associated with entering a new market, such as a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. KL, while it has extensive experience with Land Banking, also does not have experience as a home builder or real estate developer, or any business that would require extensive knowledge and expertise on land and property acquisitions. As a result, if Lennar or any other customer defaults or otherwise does not exercise its purchase option on any such Homesites following the completion of the Horizontal Development (e.g., the Work that Lennar is required to complete pursuant to the Master Construction Agreement), then we will need to either construct homes on such Homesites on our own (or, with Lennar, exercise our fee building option), engage a third party to construct the homes, or sell the Homesites without completing home construction in order to recover Millrose’s invested capital. Any such home construction and/or disposition may involve significant costs and require real estate development expertise, which KL does not have. As such, we would not be able to do any home construction ourselves without expending significant costs in hiring new personnel who have the requisite skills and expertise, and such costs may not be covered (in part or at all) by the Management Fee we pay to KL. KL may also not be best-positioned to effectively oversee any third-party home builders, as they do not have the relevant experience or expertise in home construction. Selling assets without completing home construction will likely negatively impact the price of the assets, particularly because Lennar would be unlikely to let Purchase Options expire unless the value of the properties has become significantly less than the applicable option exercise prices. Any failure to at least recoup the amounts we have invested in developing and selling such assets would negatively impact our financial results. Additionally, there is, and it is expected there will continue to be, significant competition for land assets that meet the Program Criteria, as well as risks associated with obtaining financing for further acquisitions of land assets.

We currently only have one direct subsidiary, Millrose Holdings, which provides the HOPP’R to Lennar. If we engage any new customers in the future, the HOPP’R we provide to any Lennar Related Venture or Other Customer may be provided by one or more of our Other Subsidiaries. Setting up new Other Subsidiaries and land-holding entities to provide the HOPP’R for any Other Customers may require substantial time and resources, including KL finding and hiring additional personnel to manage and operate such arrangements. There can be no assurance that we can do this in a timely manner, or that any delays or issues that arise will not jeopardize or other impact our business relationships with such Lennar Related Ventures or Other Customers. Additionally, Lennar’s extensive skillsets, knowledge, experience and expertise that will be applied to the benefit of Millrose Holdings with respect to Future Property Assets acquired pursuant to the Master Program Agreement will not be available to us for any Future Property Assets acquired for Other Customers.

We may change the profile of our Real Estate Portfolio without stockholder consent.

Our Real Estate Portfolio primarily includes the Transferred Assets and the Supplemental Transferred Assets. The properties in the Transferred Assets and the Supplemental Transferred Assets are expected to have a short cash conversion cycle.

There can be no assurance that the profile of our Real Estate Portfolio will always be similar to that of the Transferred Assets and the Supplemental Transferred Assets. Currently, Millrose’s largest customer is Lennar. Millrose intends to engage additional future customers. Millrose expects that the land assets that it may receive in connection with such other home builders will also be current and future Homesite inventory for the current and future construction of homes, and may be similar to the Transferred Assets in terms of their shorter conversion duration, diversification of geographic markets and development-ready status, but there is no certainty that Millrose will be able to successfully negotiate for land assets that share similar characteristics with the Transferred Assets. Although we expect some of the Future Property Assets we acquire (particularly the ones that we may acquire pursuant to the Lennar Agreements or any agreements with Lennar Related Ventures or potentially Other Customers that have substantially the same terms as the Lennar Agreements) to generally match the profile of the Transferred Assets, we expect that many of the Future Property Assets that we may acquire in the course of providing the HOPP’R to Other Customers outside of Lennar and certain Lennar Related Ventures has a different profile. We may also need to make adjustments to our Real Estate Portfolio based on real estate market conditions and available business opportunities, and we may change our Investment Guidelines at any time without the consent of our stockholders, subject to the terms of our agreements with Lennar. In the future, we may make business decisions that result in us making investments in Future Property Assets that are different from, and possibly riskier than, the Transferred Assets and the Supplemental Transferred Assets described in this Form 10-K. In connection with such changes in our targeted land assets and strategies, our Board may change our policies over time. In the future, a change in our targeted land assets acquisition guidelines may occur without notice to you or without your consent, may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could materially adversely affect the value of our common stock, our ability to make distributions to you and our business, financial condition and results of operations.

Risks Related to Our Management Structure

We depend upon key personnel of KL, and if KL cannot recruit and retain key personnel for us, our business, financial condition and results of operations could be significantly impacted.

We are an externally-managed company, and therefore we do not, and will not, have any internal management capacity and we do not have any employees. We depend to a significant degree on the diligence, skill and network of business contacts of the management team and other key personnel of KL, all of whom may be difficult to replace. KL is obligated to supply us with substantially all of our senior management team, including all of the members of our management team that are named in this Form 10-K. We expect that KL will evaluate, negotiate, structure, close and monitor our Real Estate Portfolio in accordance with the terms of the Management Agreement and provide the Recycled Capital HOPP’R to Lennar pursuant to the Lennar Agreements and any of our Other Customers pursuant to any future HOPP’R agreements we may enter into with such Other Customers.

As detailed in the Management Agreement with KL, as our Manager, subject to business acquisition, investment, leverage and other guidelines or policies adopted by our Board, KL has significant discretion regarding the implementation of our business and operating policies and strategies. Accordingly, we believe that our success depends significantly upon the experience, skill, resources, relationships and contacts of the senior officers and key personnel of KL. In particular, our success depends to a significant degree upon the contributions of our officers, all of whom are currently senior officers of KL. We do not have employment agreements with any of these key personnel and do not have key person life insurance on any of them. None of these key personnel are required by any agreement to dedicate a specified allocation of their time to Millrose. If any of our officers were to cease their affiliation with us or KL, KL may be unable to find suitable replacements, and our operating results could suffer. We believe that our future success will depend, in large part, upon KL’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for highly skilled personnel is intense, and KL may be unsuccessful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of highly skilled personnel, our ability to implement our business strategies could be delayed or hindered, and there could be a material adverse effect on our business, financial condition and results of operations.

We also depend upon the senior professionals of KL to maintain relationships with sources of potential business opportunities, and we rely upon these relationships to provide us with potential business opportunities. We cannot assure you that these individuals will remain employed by KL and continue to provide indirect business advice to us. KL is under no obligation to bring potential new business opportunities or contacts to us. If these individuals, including the members of the management team of KL, do not maintain their existing relationships with KL, maintain existing relationships or develop new relationships with other sources of business opportunities, we may not be able to successfully finance the acquisition and development of land assets or grow our portfolio in future, should we choose to expand. We are reliant on KL and their management team to maintain our existing relationships with Lennar, including pursuant to the ongoing obligations under the Lennar Agreements and the agreements that we expect to negotiate with other home builders. Kennedy Lewis and Lennar have a longtime business relationship with each other, and an adverse change in the relationship between Kennedy Lewis and Lennar could affect our relationship with Lennar because we are entirely managed by KL (which is an affiliate and wholly-owned subsidiary of Kennedy Lewis). Any such impact to our relationship with Lennar may have significant impacts to Millrose, since Lennar is our primary customer (by transaction size) and source of revenue. In addition, individuals with whom the senior professionals of KL have relationships will not necessarily provide us with business opportunities and as such, any business opportunities that are generated through those relationships will be subject to the Allocation Policy (see “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with our Manager—Management Agreement” for more information). Therefore, we can offer no assurance that such relationships will generate business opportunities for us.

KL can terminate the Management Agreement on 60 days’ notice under certain circumstances, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our business, financial condition and results of operations.

The Management Agreement gives the Manager the right to terminate the Management Agreement effective upon 60 days’ prior written notice of termination to Millrose in the event that Millrose defaults in the performance of any material term, condition or covenant contained in the Management Agreement and such default continues for a period of 30 days after written notice thereof specifying such default (or 45 days after written notice of such breach if Millrose takes steps to cure such breach within 30 days of the written notice), whether we have found a replacement or not. If the Manager terminates the Management Agreement, we may not be able to find a new adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. In the event that we terminate the Management Agreement without cause, we would be obligated to pay a Termination Fee pursuant to the Management Agreement and may have difficulty finding a suitable replacement manager.

Additionally, pursuant to Lennar’s Management Succession Consent Right included in the Founder’s Rights Agreement, if the Management Agreement is terminated for any reason (with or without cause), then Lennar will have a consent right over the appointment of a new manager, which may delay our ability to appoint a replacement manager. Lennar’s Management Succession Consent Right also gives Lennar a consent right over any management agreement that Millrose may enter into with a new or existing manager. If we are unable to appoint a replacement manager quickly, our operations are likely to experience a disruption and our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be adversely affected. In addition, the coordination of our management and business activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the experience possessed by KL. Even if we are able to retain comparable management, the integration of such management and its lack of familiarity with our business objectives may result in additional costs and time delays that may materially adversely affect our business, financial condition and results of operations.

You have limited control over changes in our policies and operations, which increases the uncertainty and risks you face as a stockholder.

Our Board has discretion to determine our major policies, including the policies and guidelines described herein, subject to any existing contractual obligations and limitations described herein. Our Board may amend or revise these and other policies without your vote. Our Board’s broad discretion in setting policies and your inability to exert control over those policies increases the uncertainty and risks you face as a stockholder.

Further, our Board may be constrained by the terms of the Founder’s Rights Agreement between Millrose and Lennar, pursuant to which Lennar has an approval right over certain Board actions including appointment of a replacement manager pursuant to Lennar’s Management Succession Consent Right. Additionally, our Charter includes a number of protective governance provisions, which provide that certain actions require a vote of approval of the holders of our Class B common stock, voting separately as a class, in addition to the approval of the holders of our Class A common stock and our Class B common stock, voting together without regard to class. The Founder’s Rights Agreement terms and the protective governance provisions may limit your ability as a stockholder, particularly as a holder of Class A common stock, to exert influence over Millrose’s policies and operations.

KL, as our Manager, is authorized to follow broad operating and business guidelines and, therefore, has discretion in identifying and managing the land assets that are appropriate investments for us, as well as our individual operating and business decisions. Our Board periodically reviews our operating and business guidelines and our operating activities and investments, but it does not review or approve each decision made by the Manager on our behalf. In addition, in conducting periodic reviews, our Board relies primarily on information provided to it by the Manager. Furthermore, transactions entered into by KL, as our Manager, may be costly, difficult or impossible to unwind by the time they are reviewed by our Board. Our Manager has great latitude within the broad parameters of our business acquisition guidelines in determining the types and amounts of assets in which to acquire and invest on our behalf, including consummating transactions that may result in returns that are substantially below expectations or result in losses, which would materially and adversely affect our business, financial condition and results of operations. In the future, should our business evolve and should we enter into HOPP’R agreements with Other Customers, the Board may be subject to increased limitations resulting from new agreements or alternatively our Board may have increased flexibility in our business operations.

We pay substantial fees to KL, which payments increase the risk that we may not earn a profit. There is also no guarantee that KL will be successful identifying and consummating new business opportunities with Other Customers, which also increases the risk that you will not earn any returns on your investment.

Pursuant to the Management Agreement, we pay significant fees to KL, including the Management Fees. Those fees include advisory and administrative fees and obligations to reimburse KL in limited circumstances as described in the Management Agreement for certain expenses they incur in connection with providing services to us (not including fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside Millrose’s ordinary course of business, including, in certain circumstances, costs associated with the ownership and maintenance of land). However, the payment of such fees to KL does not guarantee that KL is able to successfully manage our land assets and our existing business relationship with Lennar. We rely on KL, as our Manager, to identify and consummate new business opportunities for us. However, available capital for transactions with Other Customers and Lennar Related Ventures is subject to Lennar’s Capital Priority Right. There is no guarantee when or if (or to what extent) KL will be able to successfully identify and consummate appropriate and suitable business opportunities for us. KL may not be successful in identifying opportunities and new customers that meet our criteria. Additionally, Lennar’s extensive skillsets, knowledge, experience and expertise that will be applied to the benefit of Millrose Holdings with respect to Future Property Assets acquired pursuant to the Master Program Agreement is not available to us for any Future Property Assets acquired for Other Customers. We may not be able to consummate relationships with Other Customers on satisfactory terms or at all. There is also no guarantee that KL can successfully manage any new projects added to our portfolio in future.

Our ability to make investments on favorable terms may be constrained by several factors including, but not limited to, the terms and restrictions of our agreements with Lennar or competition from traditional Land Banking providers with significant capital, including other publicly-traded REITs and institutional investment funds, which may significantly increase transaction costs, and/or the inability to finance a transaction on favorable terms or at all. The failure to identify or consummate acquisitions or future dispositions of land assets with Other Customers on satisfactory terms, or at all, may impede our growth and negatively affect our cash available for distribution to our stockholders.

If we internalize our management functions, we could incur significant costs associated with being self-managed.

Subject to the terms of the Management Agreement, in the future, our Board may consider internalizing the functions performed for us by KL, as our Manager. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. Any internalizing of management could result in a dilution of your interests as a stockholder and could reduce earnings per share and adversely affect our results of operations. Additionally, we may not realize the perceived benefits, we may not be able to properly integrate a new staff of managers and employees, and we may not be able to effectively replicate the services provided previously by KL or its affiliates. Internalization transactions have, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims that would reduce the amount of funds available for us to invest in land assets or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

The termination of the Management Agreement with KL may require us to pay a substantial termination fee, including in the case of a termination for unsatisfactory performance, which may limit our ability to end our relationship with KL.

The terms of the Management Agreement with KL automatically extend each year for an additional one-year period. We have the right to terminate the Management Agreement, as well as the Manager in certain circumstances, as described further under “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with our Manager—Management Agreement.” However, if we terminate the Management Agreement without cause, as defined in the Management Agreement, we will be obligated to pay KL the Termination Fee. These provisions substantially increase the cost to us of terminating the Management Agreement without cause, which may limit our ability to end our relationship with KL as the Manager. The payment of the Termination Fee could have a material adverse effect on our financial condition, including our ability to pay distributions to our stockholders.

As such, if we terminate the Management Agreement other than for cause, we are obligated to pay KL the Termination Fee which can be substantial. For these reasons, the terms of the Management Agreement, including the Termination Fee may discourage us from replacing the Manager.

Any adverse changes in the financial health of KL or its affiliates or our relationship with them could hinder our operating performance and the return on your investment.

We are dependent on KL to manage our operations and acquire and manage our portfolio of land and other real estate assets. Under the direction of our Board, KL makes all decisions with respect to the management of our business operations and life as a public company. KL depends upon the fees and other compensation that it receives from us in connection with managing Millrose to conduct its own operations. Any adverse changes in the financial condition of KL or its affiliates, or our relationship with KL, could hinder its ability to successfully manage our operations and our portfolio of investments, which would adversely affect us and our stockholders.

There are significant potential conflicts of interest that could affect our business returns.

As a result of our arrangements with KL, there may be times when KL or its affiliates have interests that differ from those of our stockholders, giving rise to a conflict of interest. For example, there may be potential conflicts of interest if we need to compete for the time and services of personnel from KL that work for us and our subsidiaries, as none of our officers are required by any agreement to dedicate a specified allocation of their time to Millrose, or if the compensation payable by us to KL for their services may not be on market terms and may be payable whether or not our stockholders receive any distributions.

KL is an affiliate and wholly-owned subsidiary of Kennedy Lewis. Kennedy Lewis has a long business relationship with Lennar and has existing Land Banking engagements with Lennar through other entities. Prior to the Spin-Off, Kennedy Lewis was acting as a strategic advisor to Lennar in the structuring of the Spin-Off, the formation of Millrose and Millrose Holdings, and the preparation of the various agreements and documentation related to the Spin-Off and Millrose’s relationship with Lennar following the Spin-Off, for which it received no payment. Kennedy Lewis has also been involved in negotiating with Lennar the terms of the Management Agreement, including the amount of the Management Fee. Although Kennedy Lewis was involved in such capacities as Lennar’s strategic advisor in connection with the Spin-Off, prior to the Spin-Off, Kennedy Lewis (either directly or through KL) was not acting in any capacity on Millrose’s behalf, including with respect to the negotiations of the Lennar Agreements with Lennar and the preparation of Millrose’s organizational documents and corporate policies. As such, in each case, Kennedy Lewis’ involvement and consultation was as a strategic advisor to Lennar regarding the Spin-Off, and not on behalf of Millrose. Given Kennedy Lewis’s relationship with Lennar, who initially is our primary and largest customer and our major primary customer for the foreseeable future, there may arise significant potential conflicts of interest if KL needs to renegotiate the terms of any Lennar Agreements with Lennar.

Further, KL’s team serves or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by Kennedy Lewis or its affiliates. Similarly, Kennedy Lewis or its affiliates may have other customers with similar, different or competing business objectives. While KL does not intend to manage any other business or entity other than Millrose (including Millrose’s subsidiaries), Kennedy Lewis, an affiliate and parent company of KL, has other subsidiaries like KL that manage various other businesses, private funds and other entities, including those that also provide Land Banking in some capacity (including residential Land Banking). Kennedy Lewis’ fees for those services may exceed KL’s net income from acting as our Manager. In serving in these multiple capacities, Kennedy Lewis or its affiliates may have obligations to other customers or investors in those entities, the fulfillment of which may not be in the best interest of us or our stockholders. For example, the management team of KL has, and will continue to have, management responsibilities for investment funds, accounts or other investment vehicles managed or sponsored by Kennedy Lewis or its affiliates. Our business objectives may overlap with the business objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of business opportunities among us and other investment funds or accounts advised by or affiliated with Kennedy Lewis. KL does directly manage any entities other than Millrose. However, Kennedy Lewis, an affiliate and the parent of KL, owns other subsidiaries that are substantially similar to KL and manage other companies, including potential competitors and companies maintaining REIT status, in the residential real estate industry, which are providing, or may provide, Land Banking. See “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with our Manager” for more information.

We may seek business opportunities to provide the HOPP’R to Lennar Related Ventures and from Other Customers. In the event any of the HOPP’R arrangements with any Lennar Related Ventures and Other Customers requires us, or gives us the flexibility to, identify potential Future Property Assets for consideration to our customers, KL, as our Manager, is responsible for searching for and identifying such Future Property Assets and business opportunities on our behalf. These Future Property Assets and business opportunities may also represent strategic opportunities for other investment funds, accounts or investment vehicles that are advised by or affiliated with KL or Kennedy Lewis. In such cases, KL must allocate business opportunities among eligible accounts in a manner consistent with the Allocation Policy. However, we can offer no assurance that such opportunities are allocated to us fairly or equitably in the short-term or over time. Additionally, it is possible we could pursue strategic or financing transactions with affiliates of KL or with affiliates of KL acting as advisors.

In the Management Agreement with KL, we acknowledge that KL may engage in other activities or businesses and act as the manager to any other person or entity (including REITs) even though such person or entity has business acquisition policies and objectives similar to our policies and objectives, and we are not entitled to preferential treatment in receiving information, recommendations and other services from KL.

Because Lennar’s subsidiary (or any future owner of the HOPP’R Rights) may license the HOPP’R Rights to other land banks and other external managers that manage land banks, our business could suffer, as we might no longer be the only publicly traded entity using the HOPP’R. Our business relies on our ability to provide the HOPP’R, including the Recycled Capital HOPP’R, to our customers, and we may lose our competitive advantage against other land banks if other entities in the future also provide the HOPP’R to their customers. Accordingly, we may compete with and lose business opportunities to such other entities. We cannot be sure that our governance guidelines, or other procedural protections we adopt will be sufficient to enable us to identify, adequately address or mitigate actual or alleged conflicts of interest or ensure that our transactions with related persons are made on terms that are at least as favorable to us, as those that would have been obtained with an unrelated person.

KL maintains a contractual as opposed to a fiduciary relationship with us. KL’s liability will be limited under the Management Agreement, and we have agreed to indemnify the Manager against certain liabilities.

Under the Management Agreement, KL does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our Board in following or declining to follow KL’s advice or recommendations as our Manager. Even though officers recommended by KL and appointed by our Board owe Millrose and its stockholders duties under Maryland law in their capacity as Millrose’s officers, which may include the duty to exercise reasonable care in the performance of such officers’ responsibilities, as well as the duties of loyalty, good faith and candid disclosure, KL as the Manager maintains a contractual as opposed to a fiduciary relationship with us. In addition, we have agreed to indemnify KL and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Management Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Management Agreement. These protections may lead KL to act in a riskier manner when acting on our behalf than it would when officer for its own account.

We are party to transactions with related parties that may increase the risk of allegations of conflicts of interest.

We are party to transactions with related parties, including Lennar and KL, which is an affiliate and wholly-owned subsidiary of Kennedy Lewis. Our agreements with related parties or in respect of transactions among related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. Our stockholders or other related parties may challenge any such related party transactions. If any challenges to related party transactions were to be successful, we might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs (and certain costs related to litigation would not be paid for by KL pursuant to the Management Agreement) and a diversion of management’s attention that could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.

KL faces conflicts of interest relating to the fee structure under the Management Agreement, which could result in actions that are not necessarily in the long-term best interest of our stockholders.

Under the Management Agreement, because KL, as our Manager, is entitled to receive substantial compensation regardless of performance, based on the aggregate size of the Millrose Tangible Assets, KL’s interests are not wholly aligned with those of our stockholders. In that regard, KL could be motivated to recommend riskier or more speculative investments, including significant acquisition of additional land assets, that would entitle KL to higher fees. For example, because the Management Fee payable to KL is based on our total land and other real estate assets, KL may have an incentive to use a high level of leverage or to acquire land assets on less than favorable terms in order to increase the total amount of land and other real estate assets under management. In addition, KL’s ability to receive higher fees and reimbursements depends on our continued investment in land assets and other real estate assets. Therefore, the interest KL has in receiving an increased Management Fee may conflict with the interest of our stockholders in earning returns on their investment in our common stock.

KL and its officers and employees face competing demands relating to their time, and this may cause our operating results to suffer.

KL and its officers and employees and their respective affiliates are key personnel, general partners, sponsors, managers, owners and advisers of other land and other real estate asset investment programs, including investment products sponsored by affiliates of Kennedy Lewis, some of which have business objectives and legal and financial obligations similar to ours and may have other business interests, as well. Additionally, Kennedy Lewis manages other entities that do Land Banking that could compete with us for opportunities and resources. In particular, our Chief Executive Officer and President is a Managing Partner of Kennedy Lewis and a member of the investment committee of funds advised by Kennedy Lewis. While our Chief Executive Officer is expected to devote a substantial amount of time to Millrose, there is no requirement for our Chief Executive Officer to dedicate a specific amount of time to Millrose. Our Chief Financial Officer is a full-time employee of Kennedy Lewis. While it is currently expected that our Chief Financial Officer does not have any other roles at Kennedy Lewis while working as our Chief Financial Officer, there is no requirement for our Chief Financial Officer to be fully dedicated to Millrose at all times. Because these persons have competing demands on their time and resources and are not required under the Management Agreement to dedicate any specified allocation of time to Millrose, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.

We may be at an increased risk for dissident stockholder activities due to perceived conflicts of interest arising from our external management structure and relationships.

Companies with external management may more often be the target of dissident stockholder proposals and stockholder litigation alleging conflicts of interest in their business dealings. The various relationships noted above may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by stockholders of public companies in the future may recommend that stockholders withhold votes for the election of our incumbent directors, vote against our say on pay vote or other management proposals or vote for stockholder proposals that we oppose. These recommendations by proxy advisory firms in the future might affect the outcome of future director elections to our Board and votes on our say on pay or other stockholder votes, which may increase stockholder activism and litigation. These activities, if instituted against us, could result in substantial costs and diversion of management’s attention and could have a material adverse impact on our reputation and business.

General Risk Factors

Our business, financial condition and results of operations could suffer in the event of system failures or cybersecurity attacks.

We rely on KL, as our Manager, for all of our internal technology systems and cybersecurity procedures and oversight. As a newly-formed corporation with no prior business operations, we will be implementing and testing our security measures and a disaster recovery plan for our internal and hosted information technology systems. Our systems may be vulnerable to damages from any number of sources, including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cybersecurity attacks, such as malware, ransomware, or unauthorized access. Any system failure or accident that causes interruptions in our operations or the operations of the Manager could result in a material disruption to our business. We may incur additional costs to remedy damages caused by such disruptions. Third-party security events at our Manager or any service providers could also impact our data and operations via unauthorized access to information or disruption of services which may ultimately result in losses. Despite having training, detection systems and response procedures, an increase in cyber-attacks may create disruption to our business, financial condition and results of operations, as well as exacerbate our reputational risk. We are also depending on the relevant training, detection systems and response procedures delivered by KL to its employees. In addition, KL does not have any experience with managing a public company where public scrutiny and cyber-attacks might be more frequent.

The growing frequency and sophistication of cyberattacks across the market may lead to increased costs to protect our infrastructure and respond to any events, including additional personnel, consultants and protection technologies. Any compromise of our security or KL’s security could result in a violation of applicable privacy and other laws, unauthorized access to information of ours and others, significant legal and financial exposure, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business. Additionally, remediation costs for security events may not be covered by our insurance. In addition, any material cyberattacks will require us to publicly disclose such material cyberattacks in accordance with SEC rules.

ESG initiatives, requirements and market expectations may impose additional costs and expose us and our customers to new risks.

There is an increasing focus from regulators, investors, and certain of our and our customers’ stakeholders concerning corporate sustainability, particularly as our business centers around land assets. For example, California recently enacted a climate focused disclosure law, and the SEC adopted (and as of the date of this Form 10-K paused the implementation of) climate disclosure regulations, both of which may require us to focus significant time and resources on behalf of ourselves and our customers to comply with these new requirements, and we may incur significant costs in compliance with such rules. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us, or otherwise do business with us, if they believe our or our customers’ policies relating to corporate responsibility are inadequate. Third party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed are evolving, which could result in greater expectations of us and our customers and cause us and our customers to undertake costly initiatives to satisfy such new criteria. Alternatively, if we or our customers, including Lennar, elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our or our customers’ policies with respect to corporate responsibility are inadequate.

We may face reputational damage in the event that our or our customers’ corporate responsibility procedures or standards do not meet the goals or the standards set by various constituencies. If we and our customers fail to comply with ESG related regulations and to satisfy the expectations of investors and our customers’ stakeholders, or our or our customers’ announced goals and other initiatives are not executed as planned, our reputation could be adversely affected, and our business, financial condition or results of operations, and our ability to grow our business, may be negatively impacted. In addition, we may incur significant costs in attempting to comply with regulatory requirements, ESG policies or third-party expectations or demands and we may not be successful in effectively complying with regulatory requirements, ESG policies or third-party expectations.

We may also receive pushback from other stakeholders regarding any initiatives related to ESG matters. For example, in January 2025, President Trump signed a number of executive orders focused on diversity, equity and inclusion matters, which indicate continued scrutiny of such initiatives and may implicate the initiatives of non-governmental entities, including publicly traded companies. If we do not successfully manage expectations across varied stakeholder interests or we experience conflicts between actual or proposed governmental regulations and stakeholder expectations, it could erode stakeholder trust or impact our reputation, and our financial results may suffer. In addition, even if we are effective at addressing such concerns, we may experience increased costs as a result of balancing competing interests related to ESG matters and executing upon any ESG goals, which costs may not be offset by any benefit to our reputation, and which could have an adverse impact on our business and financial condition.

Artificial intelligence (“AI”) and other machine learning techniques could increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict.

The use of AI by us and others, and the overall adoption of AI throughout society, may exacerbate or create new and unpredictable competitive, operational, legal and regulatory risks to our business. There is substantial uncertainty about the extent to which AI will result in dramatic changes throughout the world, and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. These changes could potentially disrupt, among other things, our business model, investment strategies and operational processes. Some of our competitors may be more successful than us in the development and implementation of new technologies, including services and platforms based on AI, to improve their operations. If we are unable to adequately advance our capabilities in these areas or do so at a slower pace than others in our industry, we may be at a competitive disadvantage.

If the data we, or third parties whose services we rely on, use in connection with the possible development or deployment of AI is incomplete, inadequate or biased in some way, the performance of our business could suffer. In addition, recent technological advances in AI both present opportunities and pose risks to us. Data in technology that uses AI may contain a degree of inaccuracy and error, which could result in flawed algorithms in various models used in our business. The volume and reliance on data and algorithms also make AI more susceptible to cybersecurity threats, including data poisoning and the compromise of underlying models, training data or other intellectual property. Our personnel or the personnel of our service providers could, without being known to us, improperly utilize AI and machine learning-technology while carrying out their responsibilities. This could reduce the effectiveness of AI technologies and adversely impact us and our operations to the extent that we rely on the AI’s work product.

There is also a risk that AI may be misused or misappropriated by third parties we engage. For example, a user may input confidential information, including material non-public information or personally identifiable information, into AI applications, resulting in the information becoming a part of a dataset that is accessible by third-party technology applications and users, including our competitors. Further, we may not be able to control how third-party AI that we choose to use is developed or maintained, or how data we input is used or disclosed. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations or actions or create competitive risk.

In addition, the use of AI by us or others may require compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of AI. There has been increased scrutiny, including from global regulators, regarding the use of “big data,” diligence of data sets and oversight of data vendors. Our ability to use data to gain insights into and manage our business may be limited in the future by regulatory scrutiny and legal developments.

Global economic and political instability, geopolitical conflicts, and changes in U.S. trade policies, including tariffs, could adversely affect our business, financial condition, or results of operations.

Our business could be adversely affected by unstable economic and political conditions within the U.S. and foreign jurisdictions, geopolitical conflicts, and changes in trade policies. For example, the ongoing conflict between Russia and Ukraine, conflicts in the Middle East, and uncertainty regarding future trade relations between the U.S. and key trading partners could disrupt global supply chains, increase material costs, and contribute to inflationary pressures. While we do not have direct customer or supplier relationships in these regions, sanctions, export controls, cyberattacks, and disruptions to energy markets could indirectly impact our business and the cost of goods necessary for development of Homesites and related construction.

In addition, recent tariffs imposed or threatened by President Trump on imported goods, including construction materials and other critical supplies, could increase our costs and reduce availability of necessary materials. These tariffs, as well as potential retaliatory measures by other countries, may further impact global trade flows, exacerbate inflation, and contribute to higher interest rates or general economic uncertainty. Such factors could negatively impact our business partners, employees, and customers or otherwise adversely affect our financial condition and results of operations.

Risks Related to Our Governance Structure

Our dual-class capital structure may adversely affect the market price of our Class A common stock and in turn the value of our Class B common stock.

Pursuant to our Charter, we have two classes of common stock: Class A common stock and Class B common stock. Our Class A common stock is listed on NYSE and publicly traded under the symbol “MRP”. We have no intention of listing our Class B common stock at this or any other time. Our Class B common stock has ten votes for each share of Class B common stock held in the holder’s name, except when voting together with the holders of the Class A common stock, each holder of record of Class B common stock is entitled to the greater of (i) ten votes per share and (ii) that number of votes per share of Class B common stock that would entitle the outstanding shares of Class B common stock to cast, in the aggregate, 35% of the votes entitled to be cast on the matter, whereas our Class A common stock has one vote per share. Subject to the provisions of the Charter, with respect to all matters upon which stockholders are entitled to vote, the holders of the outstanding shares of Class A common stock and the holders of the outstanding shares of Class B common stock will vote together without regard to class (other than as to the number of votes per share). Notwithstanding the foregoing, so long as there are any shares of Class B common stock outstanding, any amendment to the Charter (except for those amendments permitted to be made without stockholder approval under Maryland law or by specific provision in the Charter) must be approved by the affirmative vote of the holders of two-thirds in voting power of the Class A common stock and Class B common stock, voting together without regard to class. Once there are no longer any shares of Class B common stock outstanding, the Charter may be amended only if the amendment is approved by the affirmative vote of stockholders entitled to cast a majority of all of the votes entitled to be cast on the matter. Additionally, any merger, consolidation, sale of all or substantially all of our assets or other business combination involving Millrose that is submitted for approval of the Millrose’s stockholders must be approved by both (i) a majority of the voting power of the votes entitled to be cast by all stockholders of Class A common stock and Class B common stock, voting together without regard to class, and (ii) a majority of the total outstanding votes entitled to be cast by all stockholders of Class B common stock, voting as a separate class. In addition, so long as any shares of Class B common stock are outstanding, Millrose shall not, without the affirmative vote of at least two-thirds of the shares of Class B common stock outstanding, voting separately as a class, issue additional shares of Class B common stock (other than in connection with dividends or other distributions paid with shares of Class B common stock solely to holders of Class B common stock). As a result, holders of our Class B common stock (which is currently held almost entirely by the Miller Family, as discussed below) have the ability to prevent the Company from taking actions that may be viewed negatively by the Miller Family but might otherwise be viewed by other stakeholders as in the interests of the Company and our stockholders.

As a result, the holders of our Class B common stock may have the ability to control the outcome of certain matters requiring stockholder approval for the foreseeable future, including the election of directors, even if their stock holdings represent less than a majority of the outstanding shares of our common stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This influence may adversely affect the market price of our Class A common stock and in turn the value of our Class B common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. A significant portion of the voting power of our common stock is held by the Miller Family (taking into account the voting power allocable to the Millrose stock that Lennar retained in the form of Class A common stock, even though Lennar has agreed not to vote that stock), whose interests may differ from or conflict with the interests of our other stockholders.

Our Class B common stock will convert automatically into Class A common stock, on a one-for-one basis, upon the approval of the conversion, in whole, but not in part, of all shares of Class B common stock, then outstanding by the holders of a majority of the outstanding shares of Class B common stock. If that occurs, Millrose will no longer be authorized to issue Class B common stock. Individual shares of Class B common stock cannot be converted into Class A common stock.

In addition, while we do not currently expect to issue any additional shares of Class B common stock, and any such issuance requires the approval of the holders of the Class B common stock, any future issuances of Class B common stock would be dilutive to both holders of our Class A common stock and Class B common stock. Such issuances would also reduce the voting power of our Class A common stock as compared to our Class B common stock and could further concentrate the voting power of holders of our Class B common stock relative to holders of our Class A common stock. Additionally, so long as there are any shares of Class B common stock outstanding, and notwithstanding any future issuances of Class A common stock, holders of

Class A common stock will not be entitled to cast more than 65% of the votes entitled to be cast by the holders of common stock and any other classes or series of stock entitled to vote with the common stock. Holders of Class B common stock may be entitled to cast more than 35%, and holders of Class A common stock may be entitled to cast less than 65%, of the votes entitled to be cast by the holders of common stock and any other classes or series of stock entitled to vote with the common stock, if the number of outstanding shares of Class B common stock multiplied by 10 (the “Class B Initial Vote”) is greater than 35% of the number of outstanding shares of Class A common stock plus the Class B Initial Vote.

It is possible that our dual-class structure, combined with the concentrated influence of our Class B common stock holders, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences.

Some investors may not invest in our Class A common stock as a result of our dual-class capital structure and our overall governance profile, which may adversely affect the trading price of our Class A common stock.

Certain index providers have announced restrictions on including companies with multiple share class structures in certain of their indices. For example, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Under the announced policies, our dual-class capital structure makes us ineligible for inclusion in any of these indices. Although S&P Dow Jones, a provider of widely followed stock indices, reversed its prior decision to exclude companies with multiple share classes, such as ours, in certain of their indices, and we have been included in the S&P SmallCap 600, there is no guarantee that our Class A common stock will be included in any additional Standard and Poor’s index, despite their eligibility. The Council of Institutional Investors remains strongly opposed to dual-class structures and some investors may continue to avoid investing in companies with dual-class structures like ours. In addition, several stockholder advisory firms oppose the use of multiple class structures. As a result, our Class A common stock may not be included in certain stock indices and may cause stockholder advisory firms to publish negative commentary and recommendations about our corporate governance practices (including recommendations that stockholders vote against re-election of directors) or otherwise seek to cause us to change our capital structure.

Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. Additionally, any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock and in turn the value of our Class B common stock. As a result, the market price of our Class A common stock, and in turn the value of our Class B common stock, could be adversely affected.

Lennar, as the original parent company of Millrose and the initial contributor of the Business Assets to Millrose, has certain Founder’s Rights, which are exclusive to Lennar. These rights, pursuant to the Founder’s Rights Agreement, include the Management Succession Consent Right, the Effective Equity Price Protection Right, the Enforcement Rights, the Applicable Rate Adjustment Right, the Capital Priority Right, the Secured Financing Collateral Consent Right, and the Pause Period Designation Right, among others (see “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Founder’s Rights Agreement” for a full description of the Founder’s Rights). The Founder’s Rights granted to Lennar could deter potential Other Customers from doing business with us and could deter potential investors, which could adversely affect the value of our Class A common stock and in turn the value of our Class B common stock.

The Miller Family, members of which are substantial stockholders of Lennar, has substantial voting power with regard to us, and may be able to cause us to do things that are favorable to Lennar.

The Miller Family has approximately 43% voting power (not taking into account the voting power allocable to the Millrose stock that Lennar retained in the form of Class A common stock). While Millrose’s Class A common stock is listed on the NYSE, Millrose’s Class B common stock is not listed on any securities exchange or quoted on any quotation system. Shares of our Class B common stock are highly illiquid and for most investors appropriate only as a long-term investment, and therefore investors may need to hold Class B common stock indefinitely. As such, a potentially significant amount of voting power over our common stock is held by the Miller Family, whose interests may differ from or conflict with the interests of our other stockholders. The Miller Family has the ability to influence our affairs and may have the ability to exercise control over them, including the election and removal of directors and other matters submitted to our stockholders for approval, amendments to our Charter and our Bylaws, and significant transactions, if they are presented to our stockholders for approval. As long as the Miller Family has a majority voting power of our common stock, the Miller Family will also have the power to impede or cause a change in control, which could, among other things, discourage a potential acquirer from attempting to obtain control of us in a manner that provides a control premium to any stockholders other than the Miller Family. Moreover, in such a change of control, stockholders are not entitled to dissenters’ rights of appraisal under our Charter or applicable Maryland law unless our Board determines that such rights apply. In addition to its majority voting power of our common stock, the Miller Family is to exert significant influence on our affairs, including everything described above, by virtue of their relationship with Lennar and Lennar’s relationship with Kennedy Lewis.

Given Mr. Miller’s role as Executive Chairman and Co-Chief Executive Officer of Lennar, it is possible that the Miller Family’s interests may, in some circumstances, conflict with the interests of our other stockholders. In addition, because of our dual-class structure, the Miller Family may exert significant influence on the election of our Board and may be able to elect the members of our Board. Pursuant to our Charter, any merger, consolidation, sale of all or substantially all of our assets and other business combinations involving Millrose that is submitted for approval of the Millrose stockholders require a majority vote of Class A common stock holders and Class B common stock holders, voting together without regard to class, and majority vote of Class B common stock holders, voting as a separate class. Given that the Class B common stock is held almost entirely by the Miller Family, the Miller Family may have significant influence over such matters. This concentrated control limits the ability of other stockholders to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial, which could adversely affect the market price of our Class A common stock and in turn the value of our Class B common stock.

Various conflicts of interest between Lennar, the Miller Family and us could arise. Certain of our directors, even if independent, may also own stock in Lennar, and such ownership could create or appear to create potential conflicts of interest when those directors are faced with decisions that could have different implications for Lennar and us (including Millrose Holdings). Potential conflicts of interest could also arise if we enter into any new commercial arrangements with Lennar or with Mr. Miller.

Millrose and Millrose Holdings entered into various agreements to govern our relationship with Lennar, including the Master Program Agreement, Master Option Agreement, Founder’s Rights Agreement and others described under “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar.” The agreements between Lennar, Millrose and Millrose Holdings were not based on arm’s-length negotiations and were not approved by any of our independent directors as these were executed prior to the date of the Spin-Off. In addition, Mr. Miller had significant influence in structuring the Spin-Off, along with his affiliates. It is possible that we could have negotiated more favorable terms of the Lennar Agreements if we had engaged in arm’s length negotiations with Lennar. See “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar.”

Our rights and the rights of our stockholders to recover claims against our directors and officers are limited, which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that directors have no liability in their capacity as directors if they perform their duties in good faith, in a manner they reasonably believe to be in Millrose’s best interest and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the MGCL, our Charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, our Charter authorizes us, and our Bylaws require us, to indemnify our directors and officers and to pay or reimburse their reasonable expenses in advance of final disposition of a proceeding for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. We entered into indemnification agreements with the directors and officers that are described herein. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. Accordingly, in the event that actions taken by any of our directors or officers are immune or exculpated from, or indemnified against, liability but which impede our performance, our stockholders’ ability to recover damages from that director or officer will be limited. Any indemnification of our officers will also be subject to, and handled in accordance with, the Management Agreement and any ancillary agreements with KL.

We may not have sufficient funds to satisfy indemnification claims of our officers and directors.

Our Bylaws include indemnification protections for our officers and directors and we entered into indemnification agreements with the officers and directors that are described herein. Accordingly, any indemnification provided will be able to be satisfied by us only if we have sufficient funds. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their duties. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers or directors pursuant to these indemnification provisions. Any indemnification of our officers will also be subject to, and handled in accordance with, the Management Agreement and any ancillary agreements with KL.

Our Charter and Bylaws, along with applicable provisions of Maryland law, include certain anti-takeover defense measure provisions that may make a merger, tender offer or proxy context difficult, which could depress the market price of our Class A common stock and in turn the value of our Class B common stock.

In addition to any applicable anti-takeover defense measure provisions afforded under Maryland law, our Charter and Bylaws include certain provisions that may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination or an acquisition of Millrose, including provisions that:

•

authorize our dual-class capital structure, which provides our holders of Class B common stock with the ability to significantly influence the outcome of certain matters requiring stockholder approval, even if they own less than a majority of our outstanding shares of common stock;

•	for so long as there are any shares of Class B common stock outstanding, require a supermajority vote of the holders of our common stock, voting together without regard to class, to amend our Charter;

•

provide that vacancies on the Board be filled only by a majority of the directors then serving, even though less than a quorum and whether or not resulting from an increase in the size of the Board, and not by stockholders;

•	permit the removal of a director or the entire Board only by the affirmative vote of two-thirds of the holders of the votes entitled to be cast in the election of directors;

•	prohibit cumulative voting;

•

permit amendments to the Charter, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series we have authority to issue;

•

permit issuances of authorized but unissued common stock without stockholder approval (other than, except for distributions of Class B common stock to holders of Class B common stock, additional issuances of Class B common stock);

•

authorize undesignated, or “blank check,” preferred stock, which may contain voting, liquidation, dividend and other rights senior to our common stock and shares of which may be issued without the approval of the holders of our common stock;

•	establish advance notice procedures for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting or special meeting of stockholders; and

•

specify that only our Board, the chair of our Board, our chief executive officer or president or, upon the written request of stockholders entitled to cast not less than a majority of the votes entitled to be cast, our secretary can call special meetings of our stockholders.

In addition, Lennar has a Management Succession Consent Right. However, there is no guarantee that we will not have a change in control at some point in the future.

Lennar’s rights pursuant to the Founder’s Rights Agreement (as described under “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Founder’s Rights Agreement”) may allow Lennar to influence certain corporate matters and increase the risk that Lennar could use the consent right to hinder or delay Millrose’s ability to carry out its intended business and strategy. As such, the Lennar’s Founder’s Rights may deter other customers from wanting to engage in doing business with Millrose, and could also increase the risk of concern and uncertainty for potential investors, which could depress the market price of our Class A common stock and in turn the value of our Class B common stock.

Maryland law may limit the ability of a third party to acquire control of us.

The MGCL provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholder rights plan, (c) make a determination under the Maryland Business Combination Act, or (d) act or fail to act solely because of the effect the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Moreover, under the MGCL, the act of a director of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. The MGCL also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under the MGCL.

The MGCL also provides that, unless exempted, certain Maryland corporations may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, certain issuances of shares of stock and other specified transactions with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of the Maryland corporation, unless the stock had been obtained in a transaction approved by its board of directors. The statute permits various exemptions from its provisions, including business combinations that are exempted by our Board prior to the time the interested stockholder becomes an interested stockholder. Our Board has adopted a resolution exempting any business combination involving us and any person from the provisions of this law, provided that such business combination is first approved by our Board, including a majority of directors who are not affiliates or associates of such person.

The MGCL also provides that control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquiror, by officers or by employees who are directors of the corporation are excluded from shares of stock entitled to vote on the matter. Control shares are generally voting shares of stock which, if aggregated with all other shares of stock owned by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within certain ranges of voting power, commencing at one-tenth or more of all voting power. A control share acquisition means the acquisition of issued and outstanding control shares, subject to certain exceptions. The control share acquisition statute does not apply to (1) shares of stock acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (2) acquisitions approved or exempted by the charter or bylaws of the corporation. Our Bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions of shares of our stock by the Millers and Vanguard.

These and other provisions of the MGCL could have the effect of delaying, deferring or preventing a proxy contest, tender offer, merger or other change in control, which may have a material adverse effect on our business, financial condition and results of operations. Such restrictions under Maryland law are in addition to any restrictions and limitations relating to compliance with our REIT status or Millrose Holdings’ compliance with its own status requirements.

On the other hand, none of these provisions can guarantee that we will not have a change in control at some point in the future and, as discussed above, we could experience significant adverse effects to our business, financial condition and results of operations, as well as our ability to maintain operations if we do experience a change in control event and Lennar exercises its “poison pill” right.

Our Bylaws designate any state court of competent jurisdiction within the State of Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other agents.

Our Bylaws currently provide that unless we consent in writing to the selection of an alternative forum, only a state court of competent jurisdiction within the State of Maryland, or, if such state courts do not have jurisdiction, the United States District Court located within the State of Maryland, will be the sole and exclusive forum for: (1) any Internal Corporate Claim, as such term is defined in the MGCL, or any successor provision thereof, and any action or proceeding asserting any Internal Corporate Claim, including without limitation: (i) any derivative action or proceeding brought on behalf of Millrose, other than any action arising under federal securities laws, (ii) any claim, or action or proceeding asserting a claim, based on an alleged breach of any duty owed by any director or officer or other employee of Millrose to Millrose or to the stockholders of Millrose, or (iii) any claim, or any action or proceeding, asserting a claim, against Millrose or any director or officer or other employee of Millrose arising under or pursuant to any provision of the MGCL or our Charter or our Bylaws, or (2) any action or proceeding asserting a claim against Millrose or any director or officer or other employee of

Millrose that is governed by the internal affairs doctrine of Maryland law. The exclusive forum provision of our Bylaws does not apply to any action for which a court sitting in the State of Maryland does not have jurisdiction. The exclusive forum provision of our Bylaws does not establish exclusive jurisdiction in the courts of Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of common stock shall be deemed to have notice of and to have consented to these provisions of our Bylaws, as they may be amended from time to time.

Risks Related to Legal, Regulatory, Tax and Accounting Compliance

We might fail to qualify or remain qualified as a REIT.

We intend to qualify as a REIT under the Code and believe we will qualify as a REIT. However, REIT status is dependent on compliance with complex tax rules that are subject to change and differing interpretation. Moreover, our Charter provides our Board with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the approval of our stockholders. If we lose our status as a REIT, we will face serious income tax consequences that could substantially reduce the funds available for satisfying our obligations and for distribution to our stockholders because:

•	Millrose would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	Millrose would be subject to increased state and local taxes; and

•	unless Millrose is entitled to relief under statutory provisions, it could not elect to be subject to tax as a REIT for four taxable years following the year during which it was disqualified.

Because REIT qualification requires us to meet a number of complex requirements, it is possible that we may fail to fulfill them, and, if we do, our earnings will be reduced by the amount of U.S. federal and other income taxes owed. A reduction in our earnings would affect the amount we could distribute to our stockholders. If we do not qualify as a REIT, we will not be required to make distributions to stockholders, because a non-REIT is not required to pay dividends to stockholders in order to maintain REIT status or avoid an excise tax. In addition, if we fail to qualify as a REIT, all distributions to stockholders will continue to be treated as dividends to the extent of our current and accumulated earnings and profits, although corporate stockholders may be eligible for the dividends received deduction, and individual stockholders may be eligible for taxation at the rates generally applicable to long-term capital gains with respect to distributions.

As a result of all these factors, our failure to qualify as a REIT also could impair our ability to implement our business strategy and could adversely affect the value of our common stock. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to remain qualified as a REIT. Although we believe that we will qualify as a REIT beginning with our first taxable year ending December 31, 2025, we cannot assure you that we will remain qualified as a REIT for U.S. federal income tax purposes.

Additionally, because we have no employees or management of our own and all our operations are run by our Manager and the employees that our Manager appoints for us, our ability to qualify for and maintain REIT status is entirely dependent on our Manager to ensure that we operate in ways that are fully compliant with all applicable REIT Requirements. The employees that our Manager assigns to us may not have extensive experience with managing a REIT or maintaining REIT status for any companies it manages, and our Board has limited recourse (including certain indemnities, limitations on activities, and termination) against KL under the Management Agreement if KL fails to ensure that we follow all applicable requirements to qualify for or maintain our status as a REIT following the Spin-Off. For a more detailed discussion of KL’s duties as our

Manager and our recourse under the Management Agreement, see “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with our Manager—Management Agreement.”

Complying with REIT Requirements may require us to forgo otherwise attractive investments or to dispose of otherwise attractive investments.

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders, and the ownership of our capital stock. In order to meet these tests, we may be required to forgo investments we might otherwise make. Thus, compliance with the REIT Requirements may hinder our performance. In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including any mortgage loans. The remainder of our investment in securities (other than government securities, securities of Millrose Holdings and any other TRSs, and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of Millrose Holdings and other TRSs, and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments from our portfolio. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Even though we intend to qualify as a REIT, we will face tax liabilities that could reduce our cash flows.

Even though we intend to qualify for taxation as a REIT, all our land acquisition and development activities will be conducted through one or more TRSs. Millrose Holdings and any other TRSs that we form in the future will be subject to U.S. federal income tax at regular corporate rates, as well as state, and local income taxes. Also, we may be subject to certain U.S. federal, state, and local taxes, or non-U.S. taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property, and transfer taxes. For example, if Millrose fails to satisfy the 75% gross income test, and yet has maintained its qualification as a REIT because certain other requirements have been met, we may be subject to a 100% tax on the net income attributable to the product of (i) the amount of gross income by which it fails the 75% gross income test and (ii) a fraction intended to reflect Millrose’s profitability. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, our stockholders that are tax-exempt entities, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. State, local, and non-U.S. income tax laws may differ substantially from the corresponding U.S. federal income tax laws. Any of these taxes would decrease cash available for distributions to stockholders. Our stockholders are urged to consult their tax advisors regarding the effect of U.S. federal, state, local and non-U.S. tax laws on ownership of our common stock.

Our organizational structure, including our ownership of interests in Millrose Holdings and other TRSs in the future, raises certain tax risks.

Our current organizational structure consists of a parent company (Millrose), which wholly owns Millrose Holdings, a TRS. Millrose Holdings, in turn, owns, either directly or through intervening subsidiaries, the Property LLCs where all of our land assets are held.

A TRS is an entity classified as a corporation for U.S. federal income tax purposes in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. A TRS also includes any corporation other than a REIT with respect to which a TRS owns securities possessing more than 35% of the total voting power or value of the outstanding securities of such corporation. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business. A TRS is subject to income tax as a regular corporation. We and Millrose Holdings will jointly elect for Millrose Holdings to be a TRS and may form or acquire additional TRSs in the future.

Millrose Holdings is, and any TRS we form or acquire in the future will be, subject to corporate income tax at the U.S. federal, state, and local levels (including on taxable income attributable to land acquisition and development activities). These tax liabilities, if material, would diminish the amount of income earned through a TRS that would be distributable to Millrose and ultimately to our stockholders. U.S. federal, state and local corporate income tax rates may be increased in the future, and any such increase would further reduce the amount available for distribution by us to our stockholders from income earned through a TRS after the effective date of any increase in such tax rates. In addition, a 100% excise tax will be imposed on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

As a REIT, no more than 25% of our gross income with respect to any year may, in general, be from sources other than certain real estate-related assets. Dividends paid to us from Millrose Holdings or any other TRSs will be considered non-real estate income. We expect the interest income from the Promissory Note between Millrose and Millrose Holdings will be qualifying REIT income, and we will be relying on this income to help us qualify for and maintain Millrose’s REIT status. Therefore, we may fail to qualify as a REIT if the dividends from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.

To continue qualifying as a REIT, we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our business objectives and reduce your overall return.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not necessarily equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We will be subject to U.S. federal income tax on any undistributed REIT taxable income or net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on our land acquisition and development business or other investment opportunities, and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Certain types of assets generate substantial mismatches between REIT taxable income and available cash. As a result, the requirement to distribute a substantial portion of our REIT taxable income could cause us to: (i) sell assets in adverse market conditions; (ii) offer Lennar reductions in the price of exercising its options in order to induce it to accelerate exercise, (iii) raise capital on unfavorable terms; or (iv) distribute amounts that would otherwise be invested in future acquisitions or repayment of debt, in order to comply with REIT Requirements. To the extent that we are required to sell assets in adverse market conditions or raise capital on unfavorable terms, we could be materially and adversely affected. Further, amounts distributed will not be available to fund our operations or further our business objectives. Under certain circumstances, covenants and restrictions imposed by debt facilities may prevent us from making distributions that we deem necessary to comply with REIT Requirements.

It is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT. Furthermore, our inability to make required distributions could threaten our status as a REIT and could result in material adverse tax consequences for us and our stockholders. Alternatively, we may make taxable in-kind distributions of our own stock, which may result in our stockholders paying income taxes with respect to such distributions in excess of any cash they receive or cause us to be required to withhold taxes with respect to such distributions in excess of any cash our stockholders receive.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts, or estates is generally subject to tax at reduced rates. Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts or estates is 20%. Dividends payable by a REIT, however, generally are not eligible for this reduced rate, except to the extent that the REIT’s dividends are attributable to qualified dividends received by the REIT and such REIT designates that portion of its dividends as qualified dividends. Distributions from REITs that are treated as dividends but are not designated as qualified dividends or capital gain dividends are treated as ordinary income. Under currently applicable tax law, for taxable years beginning before January 1, 2026, distributions from REITs that are treated as dividends but are not designated as qualified dividends or capital gain dividends are taxed as ordinary income after the deduction under section 199A of the Code for 20% of the amount of the dividend in the case of certain U.S. non-corporate stockholders. To qualify for this deduction, the U.S. stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to qualified dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. In addition, certain U.S. stockholders may be subject to a 3.8% Medicare tax on dividends payable by REITs. Tax rates applicable to our dividends could be changed in future legislation.

The stock ownership restrictions of the Code for REITs and the stock ownership limits in our Charter may inhibit market activity in shares of our stock and restrict our business combination opportunities.

Our Charter restricts the acquisition and ownership of shares of our stock above certain thresholds in order to preserve our status as a REIT. Among other limitations on ownership and transfer of shares of our stock, our Charter restricts, with certain exceptions, any person or entity from owning, beneficially or by virtue of the applicable constructive ownership provisions of the Code, more than 9%, in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock or 9% in value of the outstanding shares of all classes or series of our stock. A person holding less than 9% of our total outstanding capital stock or common stock may become subject to our Charter restrictions if repurchases by us cause such person’s holdings to exceed 9% of our total outstanding capital stock or common stock. Our Charter provides for an Excepted Holder Limit for the Miller Family to own, beneficially or by virtue of the applicable constructive ownership provisions of the Code, up to 12.8% in the aggregate, in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock or the outstanding shares of all classes or series of our stock. Our Charter provides that shares of our capital stock acquired or held in excess of the ownership limits will automatically be transferred to a trust for the benefit of a designated charitable beneficiary, and that any person who acquires shares of our capital stock in violation of the ownership limits is not entitled to any dividends on such shares, to vote such shares or to receive any proceeds from the subsequent sale of such shares in excess of the lesser of the price paid for such shares or the amount realized from the sale (net of any commissions and other expenses of sale). A transfer of shares of our capital stock (including our common stock) in violation of the ownership limits is void ab initio under certain circumstances. Pursuant to our Charter, our Board, by vote of a supermajority of its members, may waive these ownership limits or create new limits. Our Board has provided a waiver of this stock ownership restriction to certain stockholders in connection with the Distribution and to Lennar in connection with the shares of common stock, held in the form of Class A common stock, retained by

Lennar after the Distribution. However, our Board may not grant an exemption from these restrictions to any proposed transferee whose ownership of our outstanding stock would result in our being “closely held” within the meaning of Section 856(h) of the Code or otherwise would result in our failing to qualify as a REIT, and any waivers granted will be subject to certain initial and ongoing conditions designed to protect our status as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interest to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to so qualify as a REIT.

The ability of the Board to revoke our REIT qualification without stockholder approval may cause adverse consequences to all of our stockholders.

Our Charter provides that our Board may revoke or otherwise terminate our REIT election if it determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT, without stockholder approval. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to stockholders in computing our taxable income and will be subject to U.S. federal income tax at regular corporate rates and to state and local taxes, which may have adverse consequences on our total return to our stockholders.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify or remain qualified as a REIT.

The U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The U.S. federal income tax rules dealing with REITs are constantly under review by Congress, the IRS and the U.S. Department of the Treasury, which could result in statutory changes or revisions to regulations and administrative interpretations. There can be no assurance that any such future statutory or regulatory changes will not adversely impact our ability to qualify as a REIT or otherwise adversely affect our business, financial condition or results of operations. Any such changes could have a material adverse effect on an investment in shares of our common stock or on the market price thereof. We cannot predict whether, when or to what extent any new U.S. federal tax laws, regulations, or administrative interpretations will impact us or an investment in our shares. Prospective investors are urged to consult their tax advisors regarding potential future changes to the U.S. federal tax laws on an investment in our stock.

Although REITs are generally taxed favorably as compared with entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal and state income tax purposes as a regular corporation. As a result, our Charter provides our Board with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the approval of our stockholders.

Risks Related to Operating as a Public Company

Our Manager is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we are subject to the reporting requirements of applicable laws and regulations, including the Exchange Act, Sarbanes-Oxley Act and Dodd-Frank Act, and the rules and regulations of the NYSE, which impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We are entirely reliant on our Manager for compliance with our public company responsibilities. These requirements make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems and resources. Our Manager does not have experience managing a public company and may increase the risk of potential non-compliance.

We are relying on the Manager in continuing to evaluate these rules and regulations and cannot predict or estimate the amount of additional costs or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

Under the Sarbanes-Oxley Act, we must maintain effective disclosure controls and procedures and internal control over financial reporting, which require significant resources and management oversight. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. While the Manager will be responsible for ensuring that we have adequate internal controls over financial reporting, which will be paid for by our Manager and covered under the Management Fee, we will be directly impacted if the Manager fails to identify and implement appropriate internal control procedures.

The Management Agreement requires the Manager to ensure that we have internal controls over financial reporting that meet the requirements of federal securities laws. Such internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Our Manager is responsible for ensuring our internal controls and procedures are compliant with applicable laws and regulations, including the Exchange Act, Sarbanes-Oxley Act and Dodd-Frank Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting. Implementing any appropriate changes to our internal controls may distract the Manager and its officers and employees from their business operations, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. The Manager may not have the required experience in monitoring the adequacy of our internal controls as a public company.

We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. Any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. Deficiencies, including any material weakness, in our internal control over financial reporting that may occur in the future could result in misstatements or restatements of our financial statements or a decline in the price of our securities, which could lead to a loss of investor confidence in us and in the reliability of our financial statements. Matters impacting our internal controls may also cause us to be unable to report our financial data on a timely basis, or may cause us to restate previously issued financial data, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. If our investors perceive that our internal controls are inadequate or that we are unable to produce accurate and reliable financial statements on a timely basis, we may see negative impacts on the trading price of our Class A common stock and in turn on the value of our Class B common stock, on our ability to raise additional capital, and on our ability to effectively market and sell our service to new and existing customers.

Additionally, when we no longer qualify as an emerging growth company, our independent registered public accounting firm is required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. If we cannot maintain effective procedures or internal control over financial reporting, or our independent registered public accounting firm cannot provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our Class A common stock and in turn the value of our Class B common stock could decline.

KL does not have prior experience in managing publicly traded companies.

While KL has significant experience and expertise in the Land Banking industry and has worked with Lennar in the past in situations related to Land Banking, it does not have prior experience in managing publicly traded companies. Lennar’s selection of KL as the Manager was solely based on their prior working relationship with them and their reliance on KL’s expertise in offering Land Banking. Lennar did not engage in a competitive selection process to evaluate KL against other potential manager candidates, including managers with relevant experience in managing public companies. Kennedy Lewis was engaged to advise Lennar as a strategic advisor in structuring the Spin-Off with the intention that KL would be retained to manage Millrose following the Spin-Off.

We rely solely on our Manager for services related to ensuring our compliance with all laws, regulations, rules, policies and practices applicable to public companies (including corporate governance practices).

As discussed above, we do not have independent management, employees or other personnel. Except for the relationships described in the Lennar Agreements, following the Spin-Off, Millrose no longer has access to any of Lennar’s support and resources, including Lennar’s operating and governance systems, controls and procedures, as well as Lennar’s infrastructure, personnel and capital resources and insurance coverage except for the Lennar Services. Except for the contractual obligations set forth in the Lennar Agreements, Lennar has no fiduciary, contractual or other obligations or duties to Millrose (or any of its subsidiaries). We are entirely reliant on our Manager to provide us with management services. These services extend beyond management of operations at the Millrose Holdings level and, subject to supervision of the Board, include governance and compliance services at the Millrose level, which is subject to all applicable laws, regulations, rules, policies and practices for publicly traded companies, as well as applicable laws, regulations and other requirements for maintaining our status as a REIT.

We engage outside counsel, advisors and experts to assist with our public company compliance, including with respect to reporting and disclosure requirements, controls and compliance requirements, stock exchange rule requirements, among others; however, there can be no assurance that we will be fully compliant with all legal, regulatory, rule and policy requirements to which we are subject at all times. If our Manager fails to adequately manage Millrose and ensure full compliance, or if we are found to be significantly behind traditional Land Banking entities in adopting and implement corporate governance best practices, our business, financial condition or results of operations, along with our reputation, may be impacted. For example, if we are not fully compliant with applicable reporting and disclosure requirements, we may face investigations and enforcement action from the SEC; if we are not compliant with applicable stock exchange listing requirements, we may we face delisting from the NYSE; and if our governance practices are found or perceived to be inconsistent with those of traditional Land Banking entities or other public companies, we could face scrutiny, backlash and suits from our stockholders.

Risks Related to Our Common Stock

There is currently a limited history of an active trading market for our Class A common stock, which may restrict your ability to sell your shares.

There is currently a limited history of an active trading market for our Class A common stock. Furthermore, a robust active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained. Whether an active public trading market for shares of our Class A common stock will develop will depend on a number of factors, including the extent of institutional investor interest in us, the reputation of REITs generally and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate-based companies), our actual and projected financial results, our distribution policy and general stock and market conditions. Therefore, purchasers of our Class A common stock should have a long-term investment intent and should recognize that it may be difficult to sell the shares, notwithstanding the fact that they are not restricted securities.

Our Class B common stock is not listed on any exchange or in any other organized market, and may not trade at all.

Our Class B common stock is not listed on any exchange and we have no intent to list it in the future. Without an active market, our Class B common stock might be illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. Your ability to transfer shares of Class B common stock may be limited as result. As such, you may need to bear the risks of your investment in Class B common stock indefinitely. Individual shares of Class B common stock cannot be converted into Class A common stock. However, the holders of a majority of the outstanding Class B common stock can cause the entire class to be converted into Class A common stock. If that occurs, Millrose will no longer be authorized to issue Class B common stock.

The market price and trading volume of our Class A common stock may be volatile and may face negative pressure, including as a result of future sales or distributions of our Class A common stock.

As discussed above, there is a limited history of an active trading market for our Class A common stock. There may be significant fluctuations in the price of our Class A common stock, at least initially, and it is not possible to accurately predict how our Class A common stock will trade. Further, the lack of public company peers may also increase volatility in the market price of our common stock. For many reasons, including the risks identified in this Form 10-K, the market price of our Class A common stock may volatile. These factors may result in short or long-term negative pressure on the value of our common stock.

Following the Spin-Off, Lennar owns approximately 20% of the outstanding shares of Millrose’s common stock (in the form of Class A common stock) and expects to dispose of this stock through a subsequent spin-off, split-off, public offering, private sale or any combination of these potential transactions. Additionally, other stockholders may decide to dispose of some or all of our Class A common stock that they received in the Spin-Off, which may generally be sold immediately in the public market. Further, as described under “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Founder’s Rights Agreement,” Lennar has an Effective Equity Price Protection Right, whereby in the event that Millrose issues additional shares of Class A common stock (or any other equity securities in a manner consistent with its Charter) within 18 months of the date of the Distribution to any Other Customer in exchange for Future Property Assets in a transaction consistent with the Applicable Rate Adjustment Right and with an aggregate value in excess of $500 million at a price per share lower than the price per share received by Lennar for the Business Assets, Millrose must issue an additional number of shares of Class A common stock to Millrose stockholders equal to the number of additional shares the Lennar stockholders who received Millrose common stock at the Distribution Date would have received if the Distribution had been executed at the same price per share as what the Other Customer received in connection with the Subsequent Bulk Assets Contribution, as calculated in the manner described under “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Founder’s Rights Agreement” and distribute such shares to its stockholders in a stock dividend, subject to approval by the Board and in compliance with Maryland law. Additionally, Millrose and Lennar entered into a Registration Rights Agreement, pursuant to which Lennar has certain demand registration rights to ensure that the Millrose common stock that Lennar temporarily retains will be registered and freely tradeable. If too many Lennar stockholders sell our Class A common stock at the same time or if the Effective Equity Price Protection Right is exercised, our stock price might become overly depressed with the influx of supply, especially if the number of shares being sold saturates the market and there is not enough corresponding demand. The sales of significant amounts of our Class A common stock, or the perception in the market that this may occur, may result in the lowering of the market price of our Class A common stock, and in turn the value of our Class B common stock, which may have a material adverse effect on our business, financial condition and results of operations. In particular, the Effective Equity Price Protection Right is effective for the 18-month period following the Spin-Off, which is a time when the stock price of newly public companies is likely to already be depressed, and so an issuance of a potentially significant amount of additional Class A common stock to Millrose’s stockholders, many of whom may decide to sell into the market following such distribution, would further depress an already likely depressed stock price, potentially leading to a prolonged period of volatility and delay until the stock price increases (if ever).

Your voting power in Millrose may be further diluted if we issue more shares of our common stock in the future, including in connection with the acquisition of any Future Property Assets.

Although we currently do not have any plans to issue more shares of our common stock (other than pursuant to equity awards pursuant to our 2024 Incentive Plan (as defined below)) or preferred stock, our Charter allows us to issue up to the amount authorized and still unissued as set forth in our Charter without stockholder approval, except that any future issuances of shares of Class B common stock requires approval by the holders of a majority of the Class B common stock then outstanding. We are not required to offer any such additional stock to existing holders of common stock on a preemptive basis. Holders of shares of preferred stock, if authorized and issued, will generally be entitled to receive distributions, both current and in connection with any liquidation, dissolution or winding up, prior to the holders of our common stock. Our Board may elect for us to issue shares of our stock in future public or private offerings, particularly if we require raising additional capital in the market. In accordance with Lennar’s Effective Equity Price Protection Right, Millrose must issue an additional number of shares of Class A common stock to Millrose stockholders equal the number of additional shares the Lennar stockholders who received Millrose common stock at the Distribution Date would have received if the Distribution had been executed at the same price per share as what the Other Customer received in connection with the Subsequent Bulk Assets Contribution, and such shares must be distributed to Millrose’s stockholders in a stock dividend (subject to approval by the Board and in compliance with Maryland law), which could result in an issuance of a significant amount of additional Class A Common stock and further dilution for existing stockholders. See “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Founder’s Rights Agreement,” for more information. The full calculation of the Effective Equity Price Protection Right can be found in the Founder’s Rights Agreement attached as Exhibit 10.2 to this Form 10-K. We may also issue additional shares of our common stock (our Class A common stock, in most if not all cases) in connection with acquiring any Future Property Assets when entering into new agreements or as part of any ongoing relationships we may have in the future. Any future issuances of common stock, including in connection with future agreements with Other Customers and with equity awards pursuant to our 2024 Incentive Plan (as described under “Part III, Item 11. Executive Compensation—2024 Omnibus Incentive Plan”) or any other incentive plan, or preferred stock, will dilute the holdings and voting power of all existing holders. The perception that we may issue additional common stock may impact the trading price of our Class A common stock and the value of our Class B common stock.

In addition, our Board may amend our Charter to increase or decrease the number of authorized shares of stock, or the number of shares of any class or series of stock designated, or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All such shares may be issued in the sole discretion of our Board, subject to any NYSE rules and the restrictions on issuing Class B common stock summarized above.

We cannot assure you of our ability to pay dividends in the future.

As a newly-formed publicly traded company, we have not paid any dividends to date. On March 17, 2025, the Board declared a dividend of $0.38 to be paid to the holders of Class A common stock and Class B common stock as of the close of business on April 4, 2025 and will be paid on April 15, 2025. We intend for our annual dividend to be more than 90% of our REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains. Our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described in this Form 10-K. Dividends will be authorized by our Board and declared by us based upon a number of factors, including actual results of operations, restrictions under Maryland law or applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and other factors our Board deems relevant. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash dividends or year-to-year increases in cash dividends in the future.

Furthermore, while we are required to pay dividends in order to maintain our REIT status (as described under “Part II, Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends”), we may elect not to maintain our REIT status, in which case we would no longer be required to pay such dividends. Moreover, even if we do elect to maintain our REIT status, we may elect to comply with the applicable distribution requirements by distributing, under certain circumstances, a portion of the required amount in the form of shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in shares of common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the market price of our common stock. Notwithstanding our current REIT status and any current plans or announcements with respect to dividends, no assurance can be given that we will pay any dividends on shares of our common stock in the future.

Our ability to pay dividends is limited by the requirements of Maryland law.

Our ability to pay dividends on our common stock is limited by the laws of Maryland. Under Maryland law, a Maryland corporation generally may not make a distribution (including a dividend or redemption) if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter provides otherwise, the amount that would be needed, if the corporation were dissolved at the time of the dividend, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we generally may not make a distribution if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus, unless our Charter provides otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Any dividends or redemption payments may be delayed or prohibited. As a result, the trading price of our Class A common stock and in turn the value of our Class B common stock may decrease, which may have a material adverse effect on our business, financial condition and results of operations.

Lennar currently retains ownership of a certain amount of our common stock, and its decisions as to future distributions or dispositions of our common stock, which is out of our control, may have a material adverse impact on the value of our common stock.

Lennar owns approximately 20% of the outstanding shares of Millrose’s common stock, in the form of Class A common stock. Lennar will not exercise its voting rights with respect to this stock for as long as it retains the shares, and Lennar expects to dispose of this stock through a subsequent spin-off, split-off, public offering, private sale or any combination of these potential transactions. Lennar has the sole and absolute discretion, subject to applicable law, to determine the terms of, and whether and when to proceed with, any subsequent disposition of the shares of Class A common stock owned by Lennar. Even if Lennar intends to hold Class A common stock for only a limited period of time, we do not have any control over Lennar’s decisions with respect to the Class A common stock they own, and we will be required to cooperate with Lennar to effect any such subsequent disposition pursuant to the Registration Rights Agreement. Even though Lennar has agreed to pay for all related expenses, cooperating with Lennar to effect any distributions or other dispositions could be costly to

Millrose if Lennar defaults on its promise does not agree to reimburse us for expenses incurred in connection with such cooperation and we either have to assume the costs ourselves or incur costs to dispute the claims against Lennar. Lennar’s decision to distribute shares of our Class A common stock to its shareholders, or effect a split-off, public offering or other sales or dispositions of our Class A common stock, or the public perception of such sales or dispositions whether or not they take place, may also impact the price of our Class A common stock and the value of our Class B common stock.

We are an “emerging growth company” and intend to take advantage of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We qualify as an “emerging growth company” under SEC rules. We could remain an “emerging growth company” until the earliest of (1) the end of the fiscal year following the fifth anniversary of the date of the first sale pursuant to the registration statement related to the Distribution and declared effective on January 17, 2025, (2) the last day of the fiscal year in which our annual gross revenues exceed $1.235 billion, (3) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (4) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

As an emerging growth company, we are permitted and rely on certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised financial accounting standards. We have elected not to opt in to such extended transition period.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risks Management and Strategy

As an externally managed company, our day-to-day operations are managed by our Manager and our executive officers under the oversight of our Board. As such, we rely on our Manager’s cybersecurity program, as discussed herein, for assessing, identifying, and managing material risks to our business from cybersecurity threats. With oversight from our Board, the Manager and our executive officers have implemented an enterprise-wide information security program designed to identify, protect against, detect, assess, respond to, and manage reasonably foreseeable cybersecurity risks and threats to our systems, some of which are supported by third parties. These processes are integrated into our overall risk management systems. To protect our systems from cybersecurity threats, the Manager uses various security tools that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting and monitoring and detection tools. Our risk management processes extend into the oversight and identification of threats associated with our use of third-party service providers, including through due diligence of such providers’ cybersecurity practices, contractual obligations to operate their IT systems in accordance with cybersecurity standards and ongoing monitoring.

The Manager and our executive officers are responsible for establishing and monitoring the integrity and effectiveness of our controls and other procedures, which are designed to ensure that all information required to be disclosed is recorded, processed, summarized and reported accurately and on a timely basis, and all such information is accumulated and communicated to management and the Audit Committee, as appropriate, to allow for timely decisions regarding such disclosures. The controls and procedures subject to the Board’s oversight include processes related to managing material risks from cybersecurity threats.

As of the date of this Form 10-K, we are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including in our business strategy, results of operations or financial condition. However, our business is highly dependent on our ability to collect, use, store and manage organizational and property data. If any of our significant information and data management systems do not operate properly or are disabled, we could suffer a material disruption of our business or managing real estate, loss of sensitive data, regulatory intervention, breach of confidentiality or other contract provisions, or reputational damage. These systems may fail to operate properly or become disabled as a result of events wholly or partially beyond our control, including disruptions of electrical or communications services, natural disasters, political instability, terrorist attacks, sabotage, computer viruses, deliberate attempts to disrupt our computer systems through “hacking,” “phishing,” or other forms of both deliberate or unintentional cyber-attack, or our inability to occupy our office location. See “Part I, Item 1A. Risk Factors” for more information on risks from cybersecurity threats that are reasonably likely to materially affect our business strategy, results of operations and financial condition.

Governance

The Audit Committee oversees Millrose’s risk management policies, including the management of risks arising from cybersecurity threats and the steps that management has taken to protect against threats to Millrose’s information systems and security. Our Chief Technology Officer, works to conceive, implement and monitor the program designed to protect information systems from cybersecurity threats and to promptly respond to any security incidents. Our Chief Technology Officer will promptly notify the General Counsel and other executive officers of any cybersecurity events, with material cybersecurity events promptly communicated to the Audit Committee and publicly disclosed as deemed necessary.

Item 2. Properties

Our corporate headquarters are located in Miami, Florida at 600 Brickell Avenue, Suite 1400 Miami, Florida 33131.

Overview of Operating Assets

The below description of properties includes (A) the Transferred Assets, which were transferred by Lennar to us in connection with the Spin-Off, (B) the Supplemental Transferred Asset, which were acquired by Millrose in connection with the Supplemental Transferred Assets Transaction following the Spin-Off and (C) any Future Property Assets that Millrose (through Millrose Holdings, the Property LLCs and any Other Subsidiaries) may (i) acquire in the future pursuant to the Master Program Agreement with Lennar or (ii) acquire in the future pursuant to any HOPP’R agreements that Millrose may enter into with Lennar (other than the Lennar Agreements), Lennar Related Ventures or any Other Customers, which may adhere only to some or none of the Operating Principles (see “Part I, Item 1. Business—Land Banking Reimagined—Future HOPP’R Arrangements with Lennar and Lennar Related Ventures” for more information).

The Transferred Assets, the Supplemental Transferred Assets and any Future Property Assets that Millrose (through any of its subsidiaries) acquires are referred to herein and throughout this Form 10-K as the “Real Estate Portfolio.”

As a result of the Spin-Off and the Supplemental Transferred Assets Transaction, the Real Estate Portfolio consists primarily of the Transferred Assets and the Supplemental Transferred Assets. We expect that the Real Estate Portfolio will grow as Millrose (through Millrose Holdings or any of its Property LLCs) acquires Future Property Assets pursuant to the Master Program Agreement with Lennar or pursuant to any agreements that Millrose (through its subsidiaries) may enter into with Lennar, Lennar Related Ventures or Other Customers in the future.

Description of the Transferred Assets and the Supplemental Transferred Assets

In connection with the Spin-Off, Lennar contributed a significant portion of its land inventory for the current and future construction of homes to Millrose, which excluded certain Homesites that were already in development and ready to be sold in the short-term, or that Lennar controls through options or agreements, including agreements with strategic land banks and joint ventures, or are otherwise reserved for future use, common areas or homeowner’s association dedication and that were not transferred to Millrose from Lennar’s other subsidiaries. Additionally, Lennar contributed to Millrose the Cash Contribution as part of the Business Assets. Millrose used approximately $876 million of the Cash Contribution for the purpose of entering into the Supplemental Transferred Assets Transaction.

The Transferred Assets and the Supplemental Transferred Assets are held by Millrose Holdings through the Property LLCs (each property held by the respective Property LLC formed in the state in which such property is located). As of December 31, 2024, the Transferred Assets and the Supplemental Transferred Assets are located in 29 states. We have also formed one additional Property LLC in New York which did not hold any properties as of December 31, 2024. We may form additional subsidiaries (including Property LLCs) in other U.S. states to the extent necessary in the future.

Purpose of the Transferred Assets and the Supplemental Transferred Assets

Millrose’s Property Use Objective with respect to the Transferred Assets and the Supplemental Transferred Assets are limited to (i) holding the Homesites until Lennar exercises its Purchase Options to purchase them in accordance with the terms of the Master Option Agreement, (ii) funding the Horizontal Development that Lennar will contractually be obligated to install with respect to any Homesites, up to a certain pre-agreed budget, in accordance with the terms of the Master Construction Agreement that forms a part of the Master Program Agreement, and (iii) to the extent applicable and requested by Lennar, facilitating any Lennar sales of completed homes by delivering the home and Homesite directly to home buyers to which Lennar has sold the homes. For the avoidance of doubt, Millrose Holdings’ Property Use Objective with respect to the Transferred Assets and the Supplemental Transferred Assets does not include (i) performing or funding any home construction on any properties, (ii) performing (directly or through contracted third parties) any Horizontal Development on any properties other than through Lennar, or (iii) entering into any leases or other use/occupancy-related arrangements with respect to any properties. However, Lennar may decide not to exercise or forfeit its Purchase Options with respect to any Homesites as further described under “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Master Option Agreement” in which case these restrictions would not apply to properties that are no longer subject to Lennar Purchase Options.

In connection with the Recycled Capital HOPP’R we provide to Lennar, Millrose Holdings will hold all of the Transferred Assets and the Supplemental Transferred Assets through 31 Property LLCs (with one Property LLC not currently holding any assets) and 18 LLC subsidiaries of Millrose RCH Landco Ltd. We have no Transferred Assets or Supplemental Transferred Assets located in New York. We may acquire any Future Property Assets as introduced by Lennar that will also be held through the Property LLCs or Other Subsidiaries, with the objective of selling them back to Lennar once Lennar has completed all Horizontal Development on the properties, in each case pursuant to the terms of the Lennar Agreements. The general terms of the relationship between Millrose (through Millrose Holdings) and Lennar are set forth in the Master Program Agreement, including the terms on which Future Property Assets will be acquired by Millrose Holdings (or any Property LLCs) pursuant to the Lennar Agreements. However, we may, at our Manager’s discretion, but will not be obligated to, acquire Future Property Assets that do not fully comply with the terms of the Lennar Agreements, and may adhere only to some or none of the Operating Principles. We will have no obligation to acquire any Future Property Asset that does not satisfy the Manager Diligence Obligations.

Concurrently with the execution of the Master Program Agreement, separate Project Addenda were executed with respect to the Transferred Assets. Promptly following the closing of the Supplemental Transferred Assets Transaction, one or more Project Addenda were executed with respect to each of the Homesites and prospective Homesites included in Supplemental Transferred Assets. A separate Project Addendum will be executed with respect to any Future Property Assets, pursuant to which such Future Property Assets will become subject to the Master Program Agreement, the Master Option Agreement, and the Master Construction Agreement. The Master Option Agreement provides Lennar with the exclusive option to purchase properties included in the Transferred Assets, the Supplemental Transferred Assets and any Future Property Assets in accordance with an agreed upon schedule of Homesite purchases and pricing set forth in the supplemental Project Addenda. Lennar may acquire the Homesites in accordance with the relevant schedule contained in the applicable Project Addenda, which specifies the minimum order and time at which Homesites may be acquired by Lennar. If Lennar’s Purchase Options are terminated or if Lennar decides not to exercise its options in accordance with the terms of the Master Program Agreement and Master Option Agreement, Millrose Holdings may sell the properties that were subject to such forfeited or terminated options to third-party buyers. Regardless of who the ultimate buyer is, Millrose’s Property Use Objective will not change.

The Master Construction Agreement provides Lennar with the obligation to complete all Work on each Homesite comprising the Transferred Assets and the Supplemental Transferred Assets (and any Future Property Assets acquired pursuant to the terms of the Lennar Agreements) while such properties are owned by Millrose Holdings (through its Property LLCs), even if Lennar no longer has options to acquire them, in each case on the timelines and budgets (with respect to the Horizontal Development only) set forth in the Project Addenda for such properties. Pursuant to the Master Construction Agreement, Lennar has the right (but not the obligation) to complete home construction on properties while such properties are owned by Millrose Holdings (through its Property LLCs). Millrose Holdings does not conduct any Horizontal Development or home construction activities itself. Millrose Holdings is required to fund all Horizontal Development up to a certain pre-agreed budget amount as agreed with Lennar pursuant to the Master Construction Agreement, as supplemented by relevant Project Addenda, and Lennar is required to fund any Horizontal Development costs in excess of that. Millrose Holdings will not bear or fund any home construction costs. Subject to minimal exceptions, properties are separately subject to a Multiparty Cross Agreement, pursuant to which the properties are pooled for purposes of restricting Lennar’s ability to select certain properties it would want to purchase and let its Purchase Options terminate with regard to other properties in that pool. A summary of the key terms and provisions of the Lennar Agreements can be found under “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar.”

Geography, Value and Types of Transferred Assets and the Supplemental Transferred Assets

We believe the Transferred Assets, the Supplemental Transferred Assets and Millrose’s Real Estate Portfolio is located across a geographically and economically diverse set of solid markets with a concentration in certain key locations, as indicated in the map below. The geographic mix of properties included in the Transferred Assets and the Supplemental Transferred Assets is intended to be similar to Lennar’s current geographic spread. We expect to prioritize target markets based on the following three main criteria based on Millrose’s expectations for such markets:

I. Market is “core,” with solid market penetration, extensive history of homebuilding in the market, and experienced in-market developers.

II. Market has good presence from other home builders or land developers with similar product, providing downside protection in the unlikely event of option termination.

III. Market exhibits healthy underlying demographic and/or economic trends.

As of the December 31, 2024, the Transferred Assets and Supplemental Transferred Assets consisted of 860 properties (also known as communities) in 29 states across the United States, totaling approximately 112,855 Homesites, with an approximate aggregate value of $6.6 billion. On average, each property will be developed into approximately 131 Homesites but this will vary depending on the size of each property and expected size of each Homesite. As of December 31, 2024, the properties were geographically located in the following regions of the United States:

(1) East (comprising Alabama, Delaware, Florida, New Jersey and Pennsylvania)

(2) Central (comprising, Georgia, Illinois, Indiana, Kansas, Maryland, Minnesota, Missouri, North Carolina, South Carolina, Tennessee, Virginia, West Virginia and Wisconsin)

(3) South (comprising Arkansas, Oklahoma and Texas)

(4) West (comprising Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah and Washington)

We believe each of these four regions to be good locations with positive demographics and growth potential.

As of December 31, 2024, Homesites in these geographical markets are expected to be located approximately 20% in the East Region, 25% in the Central Region, 37% in the South Region and 18% in the West Region, respectively, of the aggregate number of the Homesites and prospective Homesites to be developed on the properties included in the Transferred Assets and the Supplemental Transferred Assets. The below is a diagram of the percentage of the Homesites and prospective Homesites included in the Transferred Assets and the Supplemental Transferred Assets per region, as of December 31, 2024.

As of December 31, 2024, the Transferred Assets and the Supplemental Transferred Assets collectively are located across 29 U.S. states. Approximately 46% of the Transferred Assets and the Supplemental Transferred Assets are concentrated in three states (California, Florida and Texas) in terms of number of Homesites, with a substantial portion (approximately 37%) of the Transferred Assets and the Supplemental Transferred Assets located in two strong housing market states: Florida (where Lennar has historically had a large portion of its real estate activities and is continuing to grow its real estate activities) and Texas (where we believe the market has healthy underlying demographic and/or economic trends primarily driven by generally steadily growing population).

As of December 31, 2024, the below table shows the location, number of properties, number of underlying Homesites and expected total Takedown Prices of the properties which are included in the Transferred Assets and the Supplemental Transferred Assets across 29 U.S. states and as set forth in the relevant Project Addenda:

State Location*	Number of Properties	Number of Underlying Homesites**	Total Takedown Prices
Alabama	49	5,298	$355,245,861
Arizona	27	3,354	347,163,536
Arkansas	51	4,739	314,709,294
California	47	9,713	1,939,975,149
Colorado	18	2,909	415,071,144
Delaware	9	1,052	172,903,322
Florida	135	15,893	1,318,316,234
Georgia	19	2,723	287,353,894
Idaho	10	284	44,426,358
Illinois	11	467	41,820,987
Indiana	18	1,252	104,631,440
Kansas	7	857	83,532,437
Maryland	9	4,602	540,528,610
Minnesota	41	1,679	167,348,066
Missouri	4	363	29,171,301
Nevada	19	672	121,384,725
New Jersey	4	534	91,251,369
North Carolina	36	2,414	294,080,516
Oklahoma	56	10,427	684,535,684
Oregon	17	757	91,464,671

State Location*	Number of Properties	Number of Underlying Homesites**	Total Takedown Prices
Pennsylvania	1	24	2,232,699
South Carolina	40	9,112	898,604,670
Tennessee	14	1,403	163,614,646
Texas	180	26,478	1,715,586,457
Utah	5	1,575	180,447,725
Virginia	10	2,185	247,636,641
Washington	13	1,158	194,241,571
Wisconsin	2	12	1,411,698
West Virginia	8	919	65,357,291

Total***	860	112,855	$10,914,047,999

*

We have also formed one Property LLC in New York which does not hold any of the Transferred Assets or the Supplemental Transferred Assets. We expect that this Property LLC may hold Future Property Assets.

**	Or prospective Homesites if fully entitled, as applicable.
***	Totals may not foot due to rounding.

We expect that total Takedown Prices of all Homesite which are included in the Transferred Assets and the Supplemental Transferred Assets is approximately $11 billion. The option exercise price on each Homesite represents the purchase price at which Lennar may purchase such Homesite from us by paying Millrose the purchase price for each such Homesite as set forth in the relevant Project Addenda and pursuant to the terms of the Master Option Agreement. The total Takedown Prices are calculated based on the value of the Transferred Assets at the time of the Distribution by Lennar (which may be different than the value as of December 31, 2024 reflected in this Form 10-K) and based on the value of the Supplemental Transferred Assets at the time of the closing of the Supplemental Transferred Assets Transaction by Lennar. See “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Master Option Agreement” for more information on the option exercise price and the Master Option Agreement.

The Real Estate Portfolio contains a broad range of properties and land that can be used for constructing homes appropriate for first-time, move-up, active adult, luxury and multi-generational homebuyers in a variety of locations ranging from urban communities to suburban golf course communities. The Homesites in our Real Estate Portfolio are in communities that we believe have stable demographics and have historically exhibited favorable home buying trends, such as strong population and income growth.

All of the properties included in the Transferred Assets and the Supplemental Transferred Assets are covered by what the Manager believes to be adequate insurance.

Development of the Transferred Assets and the Supplemental Transferred Assets

Pursuant to the Master Construction Agreement, Lennar has the obligation to perform Work in order to have all Horizontal Development on the Homesites completed. Lennar is generally responsible for the completion of, and has control over, the construction means and methods and will be solely responsible for any acts or omissions of its or its subcontractors’ employees performing the Work. Millrose Holdings finances all costs actually incurred by Lennar in the performance of the Work relating only to Horizontal Development, up to the agreed-upon budget for each Homesite set forth in the applicable Project Addendum. Lennar is responsible for costs and expenses in excess of the pre-agreed budget required to complete the Work relating to Horizontal Development and, subsequently, for all costs required for home construction by Lennar. In addition, subject to reimbursement from Millrose Holdings in accordance with the Lennar Agreements, Lennar is responsible for providing and paying for all labor, materials and construction equipment necessary to facilitate its services and engaging any third-party professional engineers necessary to complete the Work, as well as all applicable fees, taxes and permits pertaining to the Work. If Lennar breaches the terms of the Master Construction Agreement, Millrose Holdings may order Lennar to stop the Work or make good on such deficiencies. A summary of the key terms and provisions of the Lennar Agreements can be found under “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar.”

The estimated development costs relating to the Horizontal Development of each property into Homesites differ depending on the status and level of development of such property.

As of December 31, 2024, we expect that total estimated development costs of Homesites which are included in the Transferred Assets and the Supplemental Transferred Assets are approximately $4 billion. Estimated development costs are calculated based on all the anticipated costs of completing the Work and represent the total amount allocated to each component of the Work, in accordance with the terms of the Master Construction Agreement. Such estimates are subject to changes, increases and decreases depending on various factors, including macroeconomics conditions and costs of development materials but are subject to the limitations on the total amount allocated to each component of the Work, as set forth in the Master Construction Agreement. See “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar” for more information.

Millrose Holdings (through the Property LLCs) expects to pay the predetermined budgeted Horizontal Development costs pursuant to the terms of the Master Construction Agreement. A summary of the key terms and provisions of the Lennar Agreements can be found under “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar.”

As described elsewhere in this Form 10-K, (i) neither Millrose nor Millrose Holdings can guarantee that Lennar will exercise its Purchase Options with respect to the Transferred Assets and the Supplemental Transferred Assets or continue to pay its Monthly Option Payments but (ii) we expect that substantially all, if not all, of the Homesites and prospective Homesites included in the Transferred Assets and the Supplemental Transferred Assets will be purchased by Lennar pursuant to its option under the terms of the Master Option Agreement. In the event the payments received from Lennar are not sufficient to cover any development costs required by the Master Construction Agreement, Millrose Holdings may be required to find alternative sources of capital, including through loans, credit facilities, or by issuing its securities in the capital markets. We have a revolving credit facility under the Credit Agreement and may seek to pursue additional debt financing. However, there is no guarantee that such sources of additional cash will be obtained or will be sufficient and we may need to seek additional financing to pay all Horizontal Development costs for Lennar’s projects. However, pursuant to the Lennar Agreements, Millrose may not enter into any third-party financing arrangements if such financing arrangement would cause the collective debt to equity ratio of Millrose and its affiliates to exceed 1:1, unless it obtains the prior approval of Lennar. Further, Millrose is restricted from obtaining any secured financing arrangements without Lennar’s consent, if it decides to contribute both properties covered by the Lennar Agreements and properties of Other Customers into the same collateral pool. In terms of future capital commitments on the Transferred Assets and the Supplemental Transferred Assets, since Millrose and Millrose Holdings have already acquired such Transferred Assets and Supplemental Transferred Assets, we are expecting future capital commitments on such properties to be limited to any development costs to be paid out in connection with, and in accordance with the terms of, the Lennar Agreements. As a result, we expect that Millrose’s and Millrose Holdings’ total capital commitment on the Transferred Assets and the Supplemental Transferred Assets will be limited to the estimated development costs for each of the Homesites and prospective Homesite included in the Transferred Assets and the Supplemental Transferred Assets, considering the level of development and scope of approvals of each of the properties included in the Transferred Assets and the Supplemental Transferred Assets.

As of December 31, 2024, the median estimated capital commitment and the average estimated capital commitment for each property included in the Transferred Assets and the Supplemental Transferred Assets was $219,044 and $6.3 million, respectively. The lower median estimated capital commitment is due to the proportion of Transferred Assets and Supplemental Transferred Assets that are finished Homesites that do not require additional capital commitments.

In addition, considering the level of development of each property included in the Transferred Assets and the Supplemental Transferred Assets, we are expecting to sell Homesites back to Lennar over time as they are being developed (or directly to the ultimate homeowner, as instructed by Lennar). The Transferred Assets and the Supplemental Transferred Assets are expected to have a short cash conversion cycle.

This contrasts with more traditional arrangements which are longer dated and push out cash conversion.

Millrose has a revolving credit facility under the Credit Agreement and may seek to pursue additional debt financing, which Millrose expects to use to manage cash needs and reduce drag on returns, as well as for use to provide the HOPP’R to Other Customers.

The expected takedowns on the Transferred Assets and the Supplemental Transferred Assets are based on Lennar’s management current expectations and are subject to changes depending on various factors, including macroeconomic conditions and, in particular, real estate market conditions. We rely on the Manager to monitor these takedowns of the Transferred Assets and the Supplemental Transferred Assets. We cannot predict or estimate the actual timing of or any delays in Lennar’s eventual takedowns of these properties, or if Lennar decides not to exercise its option to purchase any such property.

Pooling of the Transferred Assets and the Supplemental Transferred Assets

With minimal exceptions, we intend that all properties included in the Real Estate Portfolio will be pooled with other properties pursuant to the Multiparty Cross Agreements, as further described under “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Multiparty Cross Agreement.” All Transferred Assets and Supplemental Transferred Assets are pooled in accordance with the applicable Multiparty Cross Agreements. This pooling mechanism is intended to protect Millrose against any “cherry-picking” by Lennar of more marketable properties while leaving Millrose with unexercised options over properties that have depreciated in value or are otherwise no longer as marketable. When properties are pooled together, if Lennar were to decline to exercise the purchase option for any property, Lennar would lose the option to purchase the other Pool Properties in the same pool under the applicable Multiparty Cross Agreement. The pooling of properties comprising the Transferred Assets and the Supplemental Transferred Assets is intended to allow Millrose to use multiple properties as collateral, thereby spreading the risk across various assets. In the event that one property underperforms or faces difficulties, Lennar would risk losing access to the other, potentially better-performing, properties in the same pool, to the extent it decides to walk away from a discrete property in that pool.

With respect to the Transferred Assets and the Supplemental Transferred Assets, Lennar determined the selection of the Pool Properties and the composition of each pool. Each pool for the Transferred Assets and the Supplemental Transferred Assets is capped at a total value of $50 million (calculated based on the total amount of Option Deposits of each property in that pool), and pool composition is determined based on a consideration of various factors, including, but not limited to, diversity of geography, communities, investment duration and home types. The priority in determining the pools is to diversify each pool across geographies. With respect to the Transferred Assets and the Supplemental Transferred Assets, there are a total of 30 pools, with an average of 29 properties in each pool. Each pool includes properties split across major geographic regions, with an approximate even split of properties in different regions (East, West, South and Central) to ensure a consistent mix in each pool. All of the pools contain assets from all four regions with averages in terms of value of approximately 19%-37% of properties in each region. In addition, in order to diversify each pool in terms of investment duration, the pools were determined to include properties across each of the five Groups. We make best efforts to include a generally consistent distribution of Groups in each pool after first prioritizing geographical diversity.

As of December 31, 2024, the below table shows, by pool, the total Option Deposits, total number, value by region and value by Group of the properties which are included in the Transferred Assets and the Supplemental Transferred Assets:

Pool #	Total Number of Properties	Value of Properties by Region (%)
		East	Central	South	West
1	28	17.6	19.5	44.1	18.7
2	24	7.8	19.0	60.0	13.2
3	31	10.9	32.6	39.8	16.8
4	33	41.7	14.8	39.6	3.9
5	37	18.5	28.0	38.7	14.8
6	33	24.6	6.7	32.9	35.8
7	35	25.8	26.9	30.9	16.4
8	35	46.2	19.5	30.5	3.8
9	27	26.0	30.6	18.4	24.9
10	23	17.6	20.9	37.6	23.8
11	35	29.6	26.9	30.6	12.9
12	33	15.0	23.1	55.0	6.8
13	29	31.2	10.5	46.0	12.3
14	32	18.5	23.9	44.4	13.2
15	33	10.4	9.1	56.5	24.0
16	27	17.1	13.3	63.3	6.3
17	24	44.9	13.8	18.1	23.2
18	32	18.7	9.5	44.3	27.6
19	36	25.4	18.5	36.7	19.4
20	23	4.7	6.6	69.6	19.1
21	41	20.3	30.5	34.7	14.5
22	34	12.7	48.4	34.3	4.5
23	36	13.2	7.9	53.4	25.6
24	26	61.1	8.4	11.9	18.5
25	31	22.0	23.7	31.4	22.8
26	37	23.7	19.4	43.9	13.0
27	20	3.1	16.0	34.7	46.1
28	13	1.0	0.7	18.4	80.0
29	4	0.0	97.2	2.8	0.0
30	8	3.5	87.0	9.4	0.0

Average	29	20.4	23.8	37.1	18.7

Competitive Conditions of the Transferred Assets and the Supplemental Transferred Assets

As of December 31, 2024, the Transferred Assets and the Supplemental Transferred Assets are located across 29 U.S. states. We believe we are competitive in the market regions where these Transferred Assets and Supplemental Transferred Assets are primarily located due to the large selection of properties, communities and prospective Homesites included in the Transferred Assets and the Supplemental Transferred Assets. Further, we benefit from Lennar’s success as a home builder in those market regions. The Transferred Assets and the Supplemental Transferred Assets contain a broad range of properties and land that can be used for constructing homes appropriate for first-time, move-up, active adult, luxury and multi-generational homebuyers in a variety of locations ranging from urban communities to suburban golf course communities. We believe the Homesites in the Transferred Assets and the Supplemental Transferred Assets are in communities that have stable demographics and have historically exhibited favorable home buying trends, such as strong population and income growth.

In general, the residential homebuilding industry is highly competitive with competition from numerous national, regional and local home builders in each of the market regions in which the Transferred Assets and the Supplemental Transferred Assets are located. We believe the real estate competitive conditions of the Transferred Assets and the Supplemental Transferred Assets include, without limitation, market supply and demand (with locations throughout 29 U.S. states), short-term cash conversion, access to land (particularly in land-constrained markets) and Homesites developed on the Transferred Assets and the Supplemental Transferred Assets.

However, these competitive conditions and drivers are all dependent on conditions in the local markets in which such Transferred Assets and Supplemental Transferred Assets are located. They are subject to significant changes over time as a result of macro- and micro-economic events and circumstances. In addition, if Lennar does not exercise its option to purchase the properties from us, the Transferred Assets and the Supplemental Transferred Assets will compete with properties of other residential home builders and land banks in the markets in which they are located. See “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Master Option Agreement.”

Description of Future Property Assets

Future Property Assets to be acquired pursuant to the Lennar Agreements

In addition to the Transferred Assets and the Supplemental Transferred Assets, Millrose expects to acquire, through Millrose Holdings (or any of its Property LLCs), Future Property Assets pursuant to the Master Program Agreement and using capital pursuant to Lennar’s Capital Priority Right, as set forth in the Founder’s Rights Agreement. Any such acquisition of Future Property Assets will be governed by the terms of the Master Program Agreement, as supplemented by the relevant Project Addenda. Consistent with the existing obligations of Millrose and in accordance with the terms of the Lennar Agreements, our Property Use Objective with respect to any Future Property Assets acquired pursuant to the Lennar Agreements is limited to (i) funding the acquisition and making Homesites available to Lennar in accordance with the terms of the Master Option Agreement, (ii) funding the Work that Lennar will contractually agree to install with respect to any Homesites, up to a certain pre-agreed budget, in accordance with the terms of the Master Construction Agreement, and (iii) to the extent applicable and requested by Lennar, facilitating any sales of the finished Homesites with completed homes to any buyers that Lennar may so choose and identify. For the avoidance of doubt, Millrose Holdings’ Property Use Objective does not include (i) performing or funding any home construction on any properties, (ii) performing (directly or through contracted third parties) any Horizontal Development on any properties other than through Lennar, or (iii) entering into any leases or other use/occupancy-related arrangements with respect to any properties.

As of the date of this Form 10-K we do not have and are unable to provide any guidance as to the type of properties or land we may be acquiring in the future, if any.

We rely on Lennar to provide us with the Lennar Services in connection with any acquisitions of Future Property Assets pursuant to the Lennar Agreements. Such Future Property Assets are generally located in the same geographical areas as the Transferred Assets and the Supplemental Transferred Assets except to the extent Lennar expands the areas where it will build homes. Future Property Assets acquired generally consist of properties and land that have a similar risk profile as the Transferred Assets and the Supplemental Transferred Assets. For more information about the terms and processes for such acquisitions, see “Part I, Item 1. Business—Land Banking Reimagined—Future HOPP’R Arrangements with Lennar and Lennar Related Ventures.”

Future Property Assets to be acquired pursuant to any arrangements with Lennar (other than the Lennar Agreements), Lennar Related Ventures or any Other Customers

The purpose of any Future Property Assets to be acquired in the future pursuant to any arrangements that Millrose may enter into with Lennar (other than the Lennar Agreements), Lennar Related Ventures or any Other Customers will be determined in such agreements and in accordance with our Investment Guidelines and in satisfaction of the Manager Diligence Obligations. However, we expect, but cannot guarantee, that our Property Use Objective with respect to any Future Property Assets acquired pursuant to any arrangements that Millrose may enter into with Lennar (other than the Lennar Agreements), Lennar Related Ventures or any Other Customers will generally be consistent with the Property Use Objective we have in the Lennar Agreements. For more information about our relationships, any arrangements we have or may have to provide the HOPP’R to our customers, our objectives and Investment Guidelines, see “Part I, Item 1. Business.”

In addition to our Manager securing Future Property Assets, we expect that most, if not all, of our Other Customers, like Lennar, will identify and/or select Future Property Assets that they would like Millrose (through its subsidiaries) to acquire in connection with their use of the HOPP’R. Our Manager will exercise reasonable and timely discretion over the acquisition of Future Property Assets to ensure that such Future Property Assets comply with the Investment Guidelines and satisfy the Manager Diligence Obligations. In the exercise of its discretion, we expect that our Manager will generally consider a variety of factors as further described under “Part I, Item 1. Business—Millrose’s Operating Guidelines—Investment Guidelines” in addition to adherence to our Investment Guidelines and the Allocation Policy.

Pooling of Future Property Assets

As discussed in “—Pooling of the Transferred Assets and the Supplemental Transferred Assets,” each property acquired pursuant to the Lennar Agreements will be pooled pursuant to one or more Multiparty Cross Agreements. These agreements dictate that, in the event that Lennar chooses to terminate any of the Purchase Options, it must do so on all properties in a pool and therefore forfeiting its deposit on all properties in the pool. We currently expect that Future Property Assets acquired pursuant to the Lennar Agreements will be pooled in accordance with additional Multiparty Cross Agreements (or added to existing Multiparty Cross Agreements), and with respect to each pool, the aggregate sum of all Option Deposits Lennar has made, or is obligated to make with respect to all of the properties included in such new pool, shall not at any time exceed $25,000,000. Consistent with the pooling criteria of the Transferred Assets and the Supplemental Transferred Assets, pools for Future Property Assets acquired pursuant to the Lennar Agreements will be established with primary consideration given to diversity within pools across geographies, communities, investment duration and home types. Best efforts will be used to ensure a consistent and even mix of geographic regions (East, West, South and Central) similar to those of the Transferred Assets pools and Supplemental Transferred Assets pools for each new pool. While there is a risk that differences in development timing of properties within a pool may allow for the rejection of certain remaining properties in the pool, we seek to structure each pool with communities scheduled for development and homesite purchases within reasonably similar timelines, reducing the potential to leave behind a single undesirable property. Each property is subject to a preset takedown schedule so that it will be challenging to “cherry pick” certain communities once the property is acquired and the takedown schedule is set. While Lennar is able to accelerate takedowns of up to 50% of any pool, the size of each pool is sufficiently large that we believe the pooling mechanism will still be able to adequately act as a risk mitigation tool even if Lennar exercises its acceleration option with respect to any pool.

Outside of the Lennar Agreements, any Future Property Assets that we acquire for any customers that agree to adhere to the Operating Principles will also be pooled in the same manner and using the same criteria. However, in the event Millrose enters into a secured financing arrangement that uses a Property held through any Millrose Subsidiaries as collateral to secure the financing, Millrose will be prohibited from cross-pooling such Transferred Assets, Supplemental Transferred Assets or Future Property Assets it holds pursuant to the Lennar Agreements with Future Property Assets of Other Customers without Lennar’s consent. We believe that embedding cross-termination rights in Millrose’s option contracts with any customer who desires the Recycled Capital HOPP’R is a risk mitigation tool that will be beneficial to Millrose, as we believe this kind of arrangement should protect Millrose against any customer “cherry picking” assets and leaving Millrose responsible for finding new buyers for any less-desirable properties. The pooling of communities is expected to allow Millrose to use multiple properties as collateral for option contracts, thereby spreading the risk across various assets. In the event that one community underperforms or faces difficulties, the customer would risk losing access to the other communities in the same pool if it tried to walk away from an underperforming community in that pool. Future Property Assets that adhere to the Operating Principles would be pooled generally using the same principles as those used to pool the Transferred Assets and the Supplemental Transferred Assets. While there may be some differences (e.g., different customers may have different geographic regions and mixes), we will seek to ensure that the overall effectiveness of the pooling mechanism as a risk mitigation tool is preserved across our relationships with all customers who agree to include such a mechanism in their HOPP’R agreements with us. However, there is no guarantee that Future Property Assets acquired for Other Customers will be subject to the pooling requirement.

Millrose has engaged and continues to engage in discussions with other home builders who are interested in becoming new customers, but there is no guarantee that Millrose will continue to be successful in negotiating agreements with such customers and there is no guarantee that Millrose will be able to secure any business arrangements with home builders outside of Lennar or its existing customers in any given timeframe. Millrose expects that the arrangements with these other potential customers will be similar to its arrangements with Lennar (as described above), but there is no certainty that Millrose will be able to successfully negotiate for substantially all of the same terms it has in the Lennar Agreements, including with respect to pooling. As of the date of this Form 10-K, because we do not have any visibility as to the Future Property Assets, if any, that Millrose (through Millrose Holdings or any of its Property LLCs) may acquire pursuant to any HOPP’R agreements or other similar arrangements that Millrose may enter into with Lennar (outside of the Lennar Agreements), Lennar Related Ventures or any Other Customers, we do not know whether such Future Property Assets will be subject to any pooling criteria or multiparty cross agreements. Pooling is an important tool that is designed to mitigate the risk of Millrose being left with “undesirable” land assets due to unexercised purchase options, but we anticipate that not all potential customers will want or be able to agree to such a provision. If Lennar (and potentially certain Lennar Related Ventures) are the only customers who will agree to pooling, which is included in our Operating Principles, then the use of our Recycled Capital HOPP’R will likely be limited to a small group of customers and we will have a higher risk exposure to purchase option defaults from all other customers who do not agree to pooling in their HOPP’R arrangements with us. Millrose expects that the arrangements with these other potential customers will be similar to its arrangements with Lennar (as described above), but there is no certainty that Millrose will be able to successfully negotiate for substantially all of the same terms it has in the Lennar Agreements, including with respect to pooling.

Operating Data on Real Estate Portfolio

Insurance

Our Manager, on behalf of Millrose and Millrose Holdings (including any of its Property LLCs), maintains general liability insurance policies for common liability claims from third parties, including slip and fall accidents and other common third-party risks. However, in accordance with the terms of the Master Option Agreement, prior to the commencement of any Horizontal Development or improvements on any properties, Lennar must maintain commercial general liability insurance and such other insurance coverage that Lennar deems sufficient to cover the damage to the Work constructed by Lennar or any third-party contractor that Lennar may engage.

Our Manager is responsible for making sure that the Transferred Assets, the Supplemental Transferred Assets and any Future Property Assets acquired pursuant to the Master Program Agreement are adequately insured by Lennar, consistent with industry standards. Our Manager is expecting to maintain insurance policies (similar to the ones subscribed by Lennar) on any Future Property Assets that would be acquired outside of the terms of the Master Program Agreement and would not be insured separately by our counterparty so that the whole Real Estate Portfolio will be adequately insured, consistent with industry standards.

Our Manager may also purchase specific insurance policies for individual investments or blanket policies covering multiple investments and participants and their respective affiliates. These types of policies may include commercial general liability insurance, professional liability insurance, excess liability insurance, or other forms of insurance applicable to specific situations. Our Manager, as part of its Management Fee, will directly pay for any such insurance policies. The Manager will determine from time to time whether Millrose and Millrose Holdings (including any of its Property LLCs) may or may not require such additional policies.

Leases and Occupancy

In accordance with the Master Option Agreement, we expect to sell the Homesites included in the Transferred Assets and the Supplemental Transferred Assets to Lennar upon Lennar’s exercise of its exclusive Purchase Options prior to or when completion of the Work on the completed Homesites is approaching, and that Lennar will work on the home construction at its option in accordance with the terms of the Master Option Agreement. The Lennar Agreements obligate Lennar to complete Horizontal Development and gives Lennar the option to undertake home construction on the Homesites while we (through Millrose Holdings) own the Homesites. We do not, and will not, have any lease agreements with respect to the Transferred Assets and the Supplemental Transferred Assets, do not intend to enter into any lease agreements in the foreseeable future and do not, and will not, have any tenants or occupants on any of the properties in the Real Estate Portfolio. Furthermore, we do not expect leases and occupancy to be within the scope of our Property Use Objective for the foreseeable future. “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar.”

Title and Interest

The Transferred Assets were contributed to Millrose Holdings’ Property LLCs by Lennar in connection with the Spin-Off. Although certain diligence undertakings were completed by Lennar to confirm conveyance records, deeds and titles and we received certain representations and warranties on such Transferred Assets in connection with the conveyance, there can be no assurance that we will receive all of the Transferred Assets, free and clear of all liens, defects and encumbrances.

The agreement pursuant to which the Transferred Assets were transferred included certain representations and warranties with respect to the state of the properties and land constituting the Transferred Assets and included certain protections for us in the event there are external factors outside of our control that may impact the quality, usability or value of the properties and land. There will be certain limited recourses to us in the event a third-party claims title to any of the assets or claims any other rights or privileges with respect to the assets (including, for example, any rights to repurchase upon transfer, or any easement or other usage rights). See “Part I, Item 1A. Risk Factors—Risks Related to Our Business Model and Investment in a Newly Formed Entity” for more information about the related risks.

In addition, no environmental site assessment was completed on any of the Transferred Assets to research the current and historical uses of such property or land as part of the transfer of such properties. Given the absence of environmental site assessment, we are not able to assess whether the soil or groundwater beneath particular properties may have been impacted or polluted. However, in some instances, Lennar or another predecessor owner may have obtained Phase 1 assessments of such properties (but we are not able to rely or benefit from any protections from liability from such assessments).

Title and interests on any Future Property Assets will be determined on a case-by-case basis as they will be acquired by Millrose (through Millrose Holdings or any of its Property LLCs) and included in the Real Estate Portfolio. However, when acquiring Future Property Assets pursuant to the Lennar Agreements, we expect to obtain certain representations and warranties with regard to title and interests on such Future Property Assets from the sellers.

No Third-Party Appraisals

Neither Millrose nor Lennar have obtained independent, third-party appraisals of the Transferred Assets, or any independent third-party valuations of the Transferred Assets or any fairness opinion on the transactions in connection with the Spin-Off. We will determine on a case-by-case basis whether to obtain any independent, third-party appraisals or valuations, if any, of Future Property Assets before acquiring them.

Land Depreciation

Given the nature of the properties and land included in the Real Estate Portfolio, we are not expecting any material depreciation on the Real Estate Portfolio.

State and Local Taxes

Properties and land included in the Transferred Assets and the Supplemental Transferred Assets are subject to taxes in accordance with local and state tax laws, including annual realty taxes. The Transferred Assets and the Supplemental Transferred Assets are located in hundreds of different municipalities across 29 U.S. states. Pursuant to the terms of the Master Option Agreement, Lennar is responsible for any such local taxes while its option to purchase the land in accordance with the terms of the Master Option Agreement remains outstanding. We generally expect the realty tax rate based on the assessed value of each property included in the Transferred Assets and the Supplemental Transferred Assets to range from approximately 0.4% to 4% to be paid annually by Lennar. We expect that any realty taxes on any Future Property Assets that we acquire pursuant to the Lennar Agreements will be paid by Lennar.

Item 3. Legal Proceedings

Millrose is not currently a party to any legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock has been listed on the New York Stock Exchange under the symbol “MRP” since February 5, 2025. Prior to that date, there was no public trading market for our common stock. A “when-issued” trading market for our Class A common stock existed between February 5, 2025 and February 7, 2025. We do not intend to list shares of our Class B common stock on the NYSE or any other exchange or quotation system, and it is unlikely that there will be a public trading market for our Class B common stock. The closing price for our Class A common stock on March 25, 2025 was $26.12 per share.

Authorized Capital Stock

Under our Charter, the Company has authorized 275,000,000 shares of Class A common stock, par value $0.01 per share, 175,000,000 shares of Class B common stock, par value $0.01 per share, and 50,000,0000 shares of preferred stock, par value $0.01 per share.

Holders

As of March 25, 2025, we had 166,003,497 shares of common stock outstanding. As of March 25, 2025, there were (i) 2,227 record holders of our Class A common stock and (ii) 28 record holders of our Class B common stock. There were no shares of preferred stock outstanding.

Dividends

We intend to elect to be classified and to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2025.

We intend to make distributions to our stockholders based on our adjusted funds from operations. For purposes of determining our cash distributions, our AFFO will be calculated by starting with the definition of the NAREIT of funds from operations, which is the net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate depreciation. The NAREIT definition will then be adjusted to eliminate the impact of non-recurring items that are not reflective of ongoing operations and certain non-cash items that reduce or increase net income (loss) in accordance with GAAP, and it is also adjusted for any income tax expense (other than income tax expenses of our TRS) recorded for our fiscal year 2024 that will not be incurred following our election and qualification to be treated as a REIT for U.S. federal income tax purposes, resulting in AFFO for us. Our computation of AFFO may differ from the methodology for calculating AFFO used by other equity REITs, and, therefore, may not be comparable to such other REITs.

U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. Initially, cash available for distribution to our stockholders is derived solely from distributions from Millrose Holdings and interest from the Promissory Note. All dividends will be made by us at the discretion of our Board and will depend on the financial position, results of operations, cash flows, capital requirements, debt covenants (which include limits on dividends), applicable law and other factors as our Board deems relevant. We cannot guarantee, and there can be no assurance, that we will declare or pay any cash dividends or distributions.

We intend to pay dividends and anticipate that our dividends will generally be taxable as ordinary income to our stockholders, not as income from qualified dividends (which are taxed at a reduced rate), although a portion of the dividends may be designated by us as qualified dividend income or capital gain or may constitute a return of capital. We will furnish annually to each of our stockholders a statement setting forth the dividends paid during the preceding year and their characterization as ordinary income, return of capital, qualified dividend income or capital gain

Our dividend policy will enable us to review from time to time alternative funding sources to pay our required distributions. To the extent those funding sources are insufficient to meet our cash needs, or the cost of such financing exceeds the cash flow generated by the Transferred Assets and the Supplemental Transferred Assets for any period, cash available for distribution could be reduced. To the extent that our cash available for distribution is less than the amount required to be distributed under the REIT provisions of the Code, we may pay up to 80% of the dividend in the form of a stock dividend. Also, to the extent our Board believes we should pay at least most of the dividends in cash, we may consider various funding sources to cover any cash shortfall, including borrowing under debt facilities, selling certain of the Transferred Assets and the Supplemental Transferred Assets (if Lennar will waive its Purchase Options) or using a portion of the net proceeds we receive in future offerings. See “Risk Factors—Risks Related to Legal, Regulatory, Tax and Accounting Compliance.”

For purposes of satisfying the minimum distribution requirement to qualify for and maintain REIT status, our taxable income will be calculated without reference to our cash flow. Consequently, under certain circumstances, we may not have available cash to pay our required distributions and a portion of our distributions may consist of our stock or our debt instruments. In either event, a stockholder of ours will be required to report dividend income as a result of such distributions even though we distributed no cash or only nominal amounts of cash to such stockholder. On March 17, 2025, our Board declared a dividend of $0.38 to be paid to holders of Class A common stock and Class B common stock as of the close of business on April 4, 2025, and will be paid on April 15, 2025.

Stock Repurchases

There were no share repurchases of our common stock made during the quarter ended December 31, 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

On December 17, 2024, our sole stockholder at the time and board of directors adopted the 2024 Incentive Plan. As of December 31, 2024, none of our securities had been issued or granted pursuant to the 2024 Incentive Plan.

Stock Performance Graph

As of December 31, 2024, we did not have any securities outstanding.

Recent Sales of Unregistered Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying audited combined financial statements of the Predecessor Millrose Business and the notes thereto included elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly under the section titled “Cautionary Statement Concerning Forward-Looking Statements.” The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected, or implied in the forward-looking statements. See the sections titled “Part I, Item 1A. Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the risks, uncertainties, and assumptions associated with these statements.

Business Overview and Background

Millrose is a corporation incorporated under the laws of the State of Maryland on March 19, 2024. Our Company was formed in connection with the Spin-Off from Lennar to create an independent, publicly-traded company that provides the HOPP’R to Lennar, Lennar Related Ventures and Other Customers. Through various subsidiaries, we hold finished homesites with homes under construction, finished homesites imminently ready for construction, land under development, land ready for development and land not yet ready for development. We are externally managed and advised by KL, pursuant to the Management Agreement between Millrose and KL.

We intend to elect to be classified and to qualify as a REIT for U.S. federal income tax purposes, effective the taxable year ending December 31, 2025. Millrose Holdings, our wholly-owned subsidiary, through its various subsidiaries, will hold all of the land inventories and manage the HOPP’R. Millrose intends to elect for Millrose Holdings to be taxable as a TRS and may elect to form other wholly-owned subsidiaries that will also elect to be taxed as taxable REIT subsidiaries in the future. Taxable REIT subsidiaries are subject to taxation at regular corporate income tax rates.

Millrose Prior to the Spin-Off

The following discussion describes the results of operations, liquidity and capital resources, cash flows and off-balance sheet arrangements of the Predecessor Millrose Business prior to the Spin-Off, which information is derived from the financial results of Lennar. The periods covered in this discussion include the years ended December 31, 2024 and 2023. Millrose was not formed until March 19, 2024 and has operated as an independent company only since the Spin-Off on February 7, 2025. Millrose is a holding company with no operations of its own and operates through its subsidiaries, including Millrose Holdings.

The accompanying audited combined financial statements included in Part II, Item 8 of this Form 10-K relate to the Predecessor Millrose Business and were derived from the combined financial statements and accounting records of Lennar. These audited financial statements reflect the combined historical results of operations, financial position and cash flows of the Predecessor Millrose Business as they were historically managed by Lennar in conformity with GAAP. Therefore, the historical combined financial information may not be indicative of Millrose’s future performance and does not necessarily reflect what Millrose’s combined results of operations, financial condition and cash flows would have been had Millrose operated as a separate, publicly traded company during the periods presented, particularly because of changes that Millrose expects to experience in the future as a result of its separation from Lennar, including changes in the financing, cash management, operations and cost structure of Millrose. The audited financial statements include certain assets and liabilities that were historically held at the Lennar parent level, but are specifically identifiable or otherwise allocable to the Predecessor Millrose Business. For further discussion, see Note 2 to the Combined Audited Financial Statements of the Predecessor Millrose Business.

Results of Operations for the Years Ended December 31, 2024 and 2023

	Years Ended December 31,
(In thousands)	2024	2023	Change	% Change
Revenues	$—	$—	$—	—%
Cost of sales	—	—	—	—

Gross profit	—	—	—	—
Salaries, general & administrative expenses	(246,221)	(209,792)	(36,429)	(17)

Loss before income taxes	(246,221)	(209,792)	(36,429)	(17)
Provision for income taxes	—	—	—	—

Loss	$(246,221)	$(209,792)	$(36,429)	(17)%

Revenues

For each of the fiscal years ended December 31, 2024 and 2023, the Predecessor Millrose Business had no revenues, as all finished Homesites were transferred to the Predecessor Millrose Business’s parent company, who sold those homes to Lennar customers.

Cost of Sales

For each of the fiscal years ended December 31, 2024 and 2023, the Predecessor Millrose Business had no cost of sales.

Gross Profit

For each of the fiscal years ended December 31, 2024 and 2023, the Predecessor Millrose Business had no gross profit.

Salaries, General and Administrative Expenses

While the Predecessor Millrose Business had no gross profit during the fiscal year ended December 31, 2024 and 2023, salaries, general and administrative expenses have been allocated to it from Lennar based on a specific identification basis or, when specific identification is not practicable, a reasonable proportional cost allocation method primarily based directly on headcount, usage, or other allocation methods depending on the nature of the services. Salaries, general and administrative expenses amounted to $246.2 million for the year ended December 31, 2024, as compared to $209.8 million for the same prior year period. These allocated expense amounts for both fiscal years include expenses from operating and employee compensation costs for dedicated regional and divisional land teams tasked with acquiring and developing the land inventories. The $36.4 million increase between salaries, general and administrative expenses from fiscal year ended December 31, 2023 to fiscal year ended December 31, 2024 is primarily due to an increase in headcount and an increase in the compensation cost per employee allocated from Lennar since the prior year period.

The Predecessor Millrose Business had salaries, general and administrative expenses allocated to it from Lennar from the period of January 1, 2025 until February 7, 2025, when Millrose became an independent public company following the Spin-Off. However, Millrose is not required to reimburse Lennar for the allocated general and administrative expenses. Expense amounts recognized by the Predecessor Millrose Business (as shown in the table above) are not representative of the amounts that would have been reflected in the financial statements of Millrose had Millrose operated independently of Lennar during the periods presented.

Provision for Income Taxes

For each of the fiscal years ended December 31, 2024 and 2023, the Predecessor Millrose Business recorded no tax provision. See Note 7 to the Combined Audited Financial Statements of the Predecessor Millrose Business for more information.

Loss

For the fiscal years ended December 31, 2024 and 2023, the Predecessor Millrose Business had losses of $246.2 million and $209.8 million, respectively. The loss the Predecessor Millrose Business recognized in each of these two fiscal years was solely due to the salaries, general and administrative expenses allocated to it by Lennar.

The Predecessor Millrose Business will recognize losses allocated to it from Lennar from the period of January 1, 2025 until February 7, 2025, when Millrose became an independent public company following the Spin-Off. Loss amounts recognized by the Predecessor Millrose Business (as shown in the table above) are not representative of the amounts that would have been reflected in the financial statements of Millrose had Millrose operated independently of Lennar during the periods presented.

Liquidity and Capital Resources Prior to the Spin-Off

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to fund investments and operations, make distributions to our stockholders and other general business needs. At December 31, 2024, the Predecessor Millrose Business had no cash on hand. Millrose did not have any business operations through its subsidiaries until the completion of the Spin-Off and therefore did not require cash for any operations prior to the Spin-Off. No change in the cash balance is reported during the periods presented as all cash is considered to have been provided and/or returned to Lennar within each period.

The Predecessor Millrose Business’s debt at December 31, 2024 and December 31, 2023 was $24.2 million and $32.6 million, respectively. The Predecessor Millrose Business’s debt consisted of promissory notes for the acquisition of land and community development district bonds, with the interest rate of 0.0% and various maturity dates through 2028. The Predecessor Millrose Business had no third-party financing instruments such as credit facilities, term loans and commercial paper programs at December 31, 2024 or December 31, 2023. See “Liquidity and Capital Resources Following the Spin-Off” for a description of the Credit Agreement.

Cash Flow Summary for the Years Ended December 31, 2024 and 2023

The Predecessor Millrose Business’s cash flows from operating and financing activities for the years ended December 31, 2024 and 2023, as reflected in the Combined Financial Statements, are summarized as follows:

	Years Ended December 31,
(In thousands)	2024	2023
Cash from (used in):
Operating activities	$(917,194)	$(865,120)
Financing activities .	917,194	865,120

Cash, end of period	$—	$—

Cash Flows from Operating Activities

For the fiscal year ended December 31, 2024, cash used in operating activities was $917.2 million, primarily consisting of loss of $246.2 million, stock-based compensation of $14.9 million, an increase in inventory of $716.1 million, which was partially offset by an increase in accounts payable, and accrued expenses of $30.2 million.

For the fiscal year ended December 31, 2023, cash used in operating activities was $865.1 million, primarily consisting of loss of $209.8 million, stock-based compensation of $10.1 million, an increase in inventory of $641.9 million and a decrease in accounts payable and accrued expenses of $23.6 million.

All cash used in operating activities for both the fiscal years ended December 31, 2024 and 2023 was allocated to the Predecessor Millrose Business by Lennar and was not generated by the Predecessor Millrose Business itself.

Cash Flows from Financing Activities

For the year ended December 31, 2024, cash provided by financing activities was $917.2 million, primarily consisting of transfers from Lennar of $930.7 million and debt repayments of $13.5 million.

For the year ended December 31, 2023, cash provided by financing activities was $865.1 million, primarily consisting of transfers from Lennar of $883.8 million and debt repayments of $18.7 million.

All cash from financing activities for both the fiscal years ended December 31, 2024 and 2023 was allocated to the Predecessor Millrose Business by Lennar and was not generated by the Predecessor Millrose Business itself.

Millrose Following the Spin-Off

The following discussion describes expected components of our results of operations and expected liquidity and capital resources, in each case following the Spin-Off. Given our lack of independent operating history, our results of operations, financial condition and cash flows in the future may be completely different from what is described above in the periods presented with respect to the Predecessor Millrose Business, particularly because of changes that we expect to experience in the future as a result of our separation from Lennar, including changes in the financing, cash management, operations and cost structure of Millrose. We cannot provide any assurance as to what our results of operations, financial condition and cash flows may be in the future following the Spin-Off.

Components of Results of Operations Following the Spin-Off

Revenues

Millrose’s financial results and source of income is currently entirely dependent on Lennar’s exercising its Purchase Options and performing and satisfying all of its obligations to Millrose under the Lennar Agreements. The Option Deposits with respect to the Transferred Assets and the Supplemental Transferred Assets comprise substantially all of Millrose’s initial source of operating capital. The Option Deposits with respect to any Future Property Assets, the Monthly Option Payments with respect to the Transferred Assets, the Supplemental Transferred Assets and any Future Property Assets, and the Takedown Price payments with respect to the Transferred, the Supplemental Transferred Assets and any Future Property Assets in connection with any exercise of Purchase Options will serve as the primary source of revenue for Millrose (through Millrose Holdings) on an ongoing basis.

In the future, if and to the extent Millrose (directly or through its subsidiaries) enters into HOPP’R agreements with any Lennar Related Ventures or Other Customers, Millrose’s revenues will also be expected to include income from any such future relationships with such Lennar Related Ventures and Other Customers. There can be no guarantee that Millrose will be able to attract new customers and provide the HOPP’R (the Recycled Capital HOPP’R or otherwise) to any Lennar Related Ventures or Other Customers, and there is the possibility that Millrose’s business will remain limited to its relationship with Lennar.

Land Sales

If Lennar exercises its Purchase Option pursuant to the Lennar Agreements, Millrose will record revenues from land sales equal to the Takedown Price of the purchased property. In the event Millrose has any HOPP’R agreements with any Lennar Related Ventures and Other Customers in the future, Millrose will record revenues from land sales in connection with any exercises of purchase options under such potential future HOPP’R agreements, in amounts that will be dependent on the terms of such potential future HOPP’R agreements.

Cost of Sales

If Lennar exercises its Purchase Option pursuant to the Lennar Agreements, Millrose will record cost of sales equal to the basis of the purchased property plus historical development costs. In the event Millrose has any HOPP’R agreements with any Lennar Related Ventures and Other Customers in the future, Millrose will record cost of sales in connection with any exercises of purchase options under such potential future HOPP’R agreements, in amounts that will be dependent on the terms of such potential future HOPP’R agreements.

General and Administrative Expenses

Following the Spin-Off, Millrose’s general and administrative expenses are largely comprised of the Management Fee paid to KL pursuant to the Management Agreement. Millrose’s general and administrative expenses do not include personnel-related expense, including salaries, benefits and share-based compensation for any employees, as Millrose and its subsidiaries do not employ any personnel. All employees are employed by KL and their salaries are paid by KL. Millrose is not required to reimburse KL for any personnel; the cost of all personnel supplied by KL to Millrose and each of its subsidiaries is covered by the Management Fee that we pay to KL under the Management Agreement. All compensation and fees paid to members of our Board are also paid by KL and covered by the Management Fee, with no separate costs to us. The only fees not covered by the Management Fee are fees incurred for services in connection with extraordinary litigation and mergers and acquisitions and other events outside Millrose’s ordinary course of business, including, in certain circumstances, costs associated with the ownership and maintenance of land. Any such expenses that are not covered by the Management Fee are paid for by Millrose and recorded as general and administrative expenses or other expenses, as appropriate. See “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with our Manager—Management Agreement” for more information.

Liquidity and Capital Resources Following the Spin-Off

We expect that our liquidity moving forward after the Spin-Off will be derived from (i) cash flows from our Operations which are further described below in this section above “Components of Results of Operations Following the Spin-Off” and (ii) debt financing under our Credit Agreement entered into on February 7, 2025, which provides for a revolving credit facility with commitments in an aggregate amount of $1.335 billion as described in this section under “Debt”. To support its accelerated growth, Millrose is actively seeking to secure additional financing. We believe that our existing cash on hand, cash generated from operations and available capacity under the Credit Agreement will be sufficient to meet our liquidity needs in the short and long-term. Our ability to satisfy our liquidity requirements depends on our future operating performance, which is affected by prevailing economic conditions, market conditions in the real estate industry and other factors, many of which are beyond our control.

Debt

Credit Agreement

On the Distribution Date, Millrose Properties, Inc. (for purposes of this section only, the “Borrower”) entered into a credit agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as a lender and as administrative agent for the lenders (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility with commitments in an aggregate amount of $1.335 billion, of which $450 million has been borrowed as of March 25, 2025. Availability under the Credit Agreement is subject to a borrowing base updated quarterly (or, at the Borrower’s option, monthly), which is calculated by reference to the value of certain real property assets, with advance rates that vary by asset category, and unrestricted cash and cash equivalents, with adjustments as specified in the Credit Agreement. The revolving credit facility may be used by the Borrower to borrow loans or obtain standby letters of credit.

Loans under the Credit Agreement bear interest at the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus an applicable margin at the per annum rate of (i) 2.00%, if the Leverage Ratio (as defined in the

Credit Agreement) is less than or equal to 0.30 to 1.00, (ii) 2.25% if Leverage Ratio is greater than 0.30 to 1.00 and less than or equal to 0.40 to 1.00, and (iii) 2.50% if the Leverage Ratio is greater than 0.40 to 1.00. At the Borrower’s option, loans may instead bear interest at the Alternate Base Rate (as defined in the Credit Agreement) plus an applicable margin at the per annum rate of 1.00%, 1.25% or 1.50%, depending upon the Leverage Ratio.

Obligations under the Credit Agreement are secured by pledges by the Borrower of (i) the Promissory Note and (ii) the equity interests of Millrose Holdings. In addition, the Credit Agreement requires the Borrower to pledge (i) certain future promissory notes similar to the Promissory Note that Millrose may enter into with future subsidiaries and (ii) the equity interests of any future subsidiaries whose equity interests are not pledged for the benefit of the Promissory Note or any other similar promissory note or notes.

As of the date of this Form 10-K, there are no guarantors under the Credit Agreement. In certain circumstances, the Credit Agreement requires the Borrower to cause certain future subsidiaries of the Borrower that are not Taxable REIT Subsidiaries (as defined in the Credit Agreement) to become guarantors.

The Credit Agreement includes affirmative and negative covenants applicable to the Borrower and its subsidiaries, including limitations regarding indebtedness, liens, dividends and other restricted payments, investments, asset sales, transactions with affiliates, restrictive agreements, mergers and other fundamental changes, permitted lines of business, financial contracts, and designation of unrestricted subsidiaries. The Credit Agreement contains financial covenants, tested quarterly, consisting of a maximum Leverage Ratio, a minimum interest coverage ratio, and a minimum tangible net worth. The Credit Agreement also requires the Borrower to maintain its status as a REIT.

The Credit Agreement contains events of default, including if KL shall cease to be the Borrower’s manager and a replacement manager reasonably acceptable to the required lenders is not appointed within 90 days.

The Credit Agreement is scheduled to mature on February 7, 2028.

Promissory Note

As part of a recapitalization of Millrose Holdings prior to the Distribution, on February 6, 2025, Millrose Holdings issued to Millrose (for purposes of this section only, “Lender”) the Promissory Note in an initial principal amount of $4.8 billion that was executed by Millrose Holdings and each of the Initial Property LLCs (for purposes of this section only, Millrose Holdings and the Initial Property LLCs, and following the amendment described below, the Supplemental Property LLCs, collectively, “Note Borrower”). The Promissory Note is secured by the Mortgages (as defined and described below) and by a pledge by Millrose Holdings of 100% of its membership interests in each Initial Property LLC. Millrose has the right to advance additional amounts to Note Borrower to increase the principal balance and for each additional advance, Note Borrower and Millrose will negotiate in good faith to determine the interest rate applicable to such additional advance.

Interest on the Promissory Note is due and payable monthly in arrears on the first business day of each month and bears interest at a rate of 7.5% per annum, compounded monthly. The principal amount of the Promissory Note and all accrued but unpaid interest will be paid in full on the last day of the calendar month that contains the five year anniversary of the Promissory Note; provided, however, that the maturity date will automatically be extended for a period of one year commencing on the first day following the then-applicable maturity date on each subsequent maturity date unless either Millrose or Millrose Holdings has provided written notice at least 180 days prior to the then-applicable maturity date that such maturity shall not be extended.

During a Pause Period, Note Borrower may elect for a portion of the interest payable under the Promissory Note to accrue and be added to the principal balance on the applicable payment date rather than being paid in cash to Millrose (for purposes of this section only, the “PIK Interest”). The amount of interest that Note Borrower may elect to become PIK Interest may be no greater than the amount by which the Monthly Option

Payment is reduced because it is calculated based on the fixed rate equal to 50% of the Applicable Rate for the applicable Property (the “Pause Rate”) as opposed to the Applicable Rate during the Pause Period. After such an election, interest will accrue on the aggregate principal balance (including the PIK Interest) at the interest rate on the Promissory Note.

The Promissory Note contains certain events of default (for purposes of this section only, a “Note Event of Default”), upon which the principal balance, as well as any accrued but unpaid interest thereon, shall automatically mature and be due and payable immediately, without presentment, demand, diligence, protest, notice of acceleration, or other notice of any kind, which Note Borrower expressly waives.

We intend to amend the Promissory Note effective as of February 10, 2025, to reflect the updated principal balance of $5.0 billion associated with the Supplemental Transferred Assets Transaction and to add the Supplemental Property LLCs as Note Borrowers. In the event that Millrose Holdings or another TRS of Millrose acquires additional land assets, the Promissory Note may be further amended to reflect such acquisitions. Alternatively, Millrose Holdings or another Millrose TRS may issue one or more additional promissory notes that are similar to the Promissory Note.

Mortgages

In connection with the Promissory Note, on February 6, 2025, each of the Initial Property LLCs delivered fully executed mortgages with respect to the Homesites that they own in favor of Millrose to secure the Promissory Note. Additionally, in connection with the Supplemental Transferred Assets Transaction, each of the Supplemental Property LLCs intend to deliver fully executed mortgages with respect to the Homesites that they own in favor of Millrose to secure the Promissory Note. The Mortgages were not recorded initially, but each Initial Property LLC and Supplemental Property LLC is required to comply with Millrose’s request to amend the Mortgages so that they may be recorded if Millrose so requests.

The Homesites covered by the Mortgages will automatically be released from the applicable Mortgage upon (a) payment in full of the Promissory Note or (b) the occurrence of a closing of such Homesite in accordance with the Master Option Agreement. Additionally, any new real property that the Property LLCs acquire while any portion of the Promissory Note remains unpaid or unsatisfied shall automatically be subject to the lien of the Mortgages or of similar mortgages or deeds of trust.

Pledge and Security Agreement

In connection with the Promissory Note, Millrose Holdings entered into a Pledge and Security Agreement with Millrose on February 6, 2025, pursuant to which Millrose Holdings pledged a first priority perfected, continuing security interest in and lien on 100% of its membership interests in each Initial Property LLC and in all proceeds thereof (for purposes of this section only, the “Pledged Collateral”) as collateral for Note Borrower’s performance of its obligations under the Promissory Note and Mortgage. Except during the continuance of a Note Event of Default, Note Borrower will have the right to receive all distributions, interest and proceeds in respect of the Pledged Collateral.

We intend to amend the Pledge and Security Agreement effective as of February 10, 2025, to reflect the Supplemental Transferred Assets Transaction, including adding the membership interests in the Supplemental Property LLCs as pledged assets. In the event that Millrose Holdings or another TRS of Millrose acquires additional land assets, the Pledge and Security Agreement may be further amended to reflect such acquisitions. Alternatively, Millrose Holdings or another Millrose TRS may enter into one or more additional pledge and security agreements that are similar to the Pledge and Security Agreement.

Debt to Equity Ratio Limit Right

In addition to the Credit Agreement, Millrose may seek to pursue other debt and expects to have access to a certain amount of debt and equity capital at least a portion of which is intended to be available for use in financing transactions with new customers. However, there is no guarantee that such sources of additional capital will be obtained on acceptable terms or at all or will be sufficient to cover all of Millrose’s business growth initiatives. As such, Millrose may also seek additional third-party financing to satisfy any additional capital needs or raise capital through equity and debt issuances into the market. Additionally, any third-party financing arrangements Millrose enters into is subject to the Debt to Equity Ratio Limit, unless Millrose obtains the prior approval of Lennar.

Secured Financing Collateral Consent Right

In addition to the Credit Agreement, from time to time, Millrose may enter into various “secured financing arrangements,” which may include but are not limited to secured or collateralized loans, or any other transactions where assets may be pledged or used as collateral to secure the financing instrument, whether or not the security interest is perfected. In such cases, Millrose may use the land assets it holds through its subsidiaries in its Real Estate Portfolio or the proceeds from customers’ exercises of purchase options relating to the land assets in Millrose’s Real Estate Portfolio as collateral to secure the financing. While Millrose may, at its discretion, enter into any secured financing arrangements it so chooses (subject to the Debt to Equity Ratio Limit), Millrose is prohibited from granting or selling any security interest whereby the assets pledged pursuant to such security interest include both Transferred Assets, Supplemental Transferred Assets or Future Property Assets held pursuant to the Lennar Agreements and Future Property Assets of Other Customers (i.e., mixing the assets into one collateral pool) without Lennar’s prior written consent.

REIT Tax Election and Income Taxes

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code and expect to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT qualifying activities is derived through a TRS and is subject to applicable U.S. federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the years ended December 31, 2024 or 2023.

We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years.

If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and dividends paid to our stockholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to stockholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT.

We evaluate the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50 percent probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. We have no examinations in progress and none are expected at this time. We recognize our tax positions and evaluate them using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. We had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2024. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our combined statements of operations and comprehensive income (loss).

Dividends

We did not declare or pay any cash dividends on our common stock in the year ended December 31, 2024. We intend to make regular dividend payments of at least 90% of our REIT taxable income to holders of our common stock out of assets legally available for this purpose. However, under currently applicable IRS guidance, approximately 80% of these dividends may be paid in the form of stock dividends, rather than in cash. Dividends will be authorized by our Board and declared by us based on a number of factors including actual results of operations, dividend restrictions under Maryland law or applicable debt covenants, our liquidity and financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and any other factors our Board deems relevant. Subject to certain exceptions, distributions received from us will not be qualified dividends and will therefore be taxed at ordinary income rates to the extent of our current or accumulated earnings and profits. On March 17, 2025, our Board declared a dividend of $0.38 to be paid to holders of Class A common stock and Class B common stock as of the close of business on April 4, 2025, and will be paid on April 15, 2025.

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to increases in rents nationwide. Inflation may affect the overall cost of debt, as the implied cost of capital increases. The Federal Reserve, in response to or in anticipation of continued inflation concerns, could continue to raise interest rates. We intend to mitigate these risks through long-term fixed interest rate loans and interest rate derivatives.

Seasonality

The residential housing market goes through cyclical periods of market upturns and downturns, frequently corresponding to changes in interest rates and other related conditions. While in some cases, the HOPP’R we provide (including the initial Recycled Capital HOPP’R we provide to Lennar, and potentially to certain Lennar Related Ventures in the future) is intended to be the Recycled Capital HOPP’R that will continue through periods of weak residential housing markets, in the future we may provide the HOPP’R with individually negotiated features (which may not be the same features as the Recycled Capital HOPP’R) to Other Customers. Not every version of the HOPP’R we expect to provide in the future (particularly with Other Customers) will provide us with the same stability and reliability when the residential housing market goes through a period of market depression. Our business, financial condition and results of operations may be significantly impacted by any such HOPP’R arrangements we may enter into in the future.

Off-Balance Sheet Arrangements

As of December 31, 2024 and December 31, 2023, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Emerging Growth Company

Millrose is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised financial accounting standards. We have elected not to opt in to such extended transition period.

We could remain an “emerging growth company” until the earliest of (1) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to the registration statement related to the Distribution and declared effective January 17, 2025, (2) the last day of the fiscal year in which our annual gross revenues exceed $1.235 billion, (3) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (4) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. It is likely that we will cease to be an emerging growth company in 2026.

Critical Accounting Policies and Estimates

We believe that our critical accounting policies are those that require significant judgments, assumptions and estimates by management about matters that are inherently uncertain and because they are important for understanding and evaluating our financial results. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our audited combined financial statements. Our significant accounting policies that management believes will be critical once we commence operations are fully described in Note 2 to the Audited Combined Financial Statements of the Predecessor Millrose Business. Listed below are those policies and estimates that we believe are critical and require the use of significant judgment in their application. Our accounting policies have been established to conform with GAAP. The preparation of the financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Land and Impairment

Finished homesites, land and land under development are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventories also include Horizontal Development costs, capitalized interest, and real estate taxes. Horizontal Development costs incurred after land purchase are capitalized if pertaining to Horizontal Development and getting land ready for its intended use of vertical construction.

At each reporting date we will review our inventory for any indication of impairment. If an indication of impairment exists, recoverability will be tested by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the next step would be performed, which is to determine the fair value of the asset and record an impairment charge, if any.

We estimate the fair value of inventory evaluated for impairment based on market conditions and assumptions made by management at the time the inventory is evaluated, such as the projected margins and timing of future land sales, as well as an appropriate discount rate, which may differ materially from actual results if market conditions or our assumptions change.

We believe that the accounting related to inventory valuation and impairment is a critical accounting policy because: (1) assumptions inherent in the valuation of our inventory are highly subjective and susceptible to change and (2) the impact of recognizing impairments on our inventory could be material to our combined financial statements.

Accounting Treatment for the Spin-Off

Millrose has assessed the Spin-Off as a nonreciprocal transfer of assets from Lennar to its stockholders and will therefore be accounted for under ASC 845 Nonmonetary Transactions. Millrose has further assessed the Business Assets to be transferred as meeting the definition of a business under ASC 805 Business Combinations and will therefore record the assets acquired and liabilities assumed from Lennar based on the carrying value of these items as they were reflected on Lennar’s books and records as of the closing of the transaction.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a number of market risks in the ordinary course of business. Market risk includes risks that arise from changes in interest rates and other market changes that affect market sensitive investments.

Interest Rate Risk

In pursuing our business and investment objectives, one of the primary risks in which we are exposed is interest rate risk. We are exposed to interest rate changes primarily as a result of (i) their effect on the market for new homes, and therefore on the likelihood that Purchase Options will be exercised, (ii) our Credit Agreement, and (iii) if we need to obtain other long-term debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. In the future, we may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets and on the value of the land we own.

We expect to be subject to market risk exposure related to changes in interest rates on our indebtedness under our Credit Agreement and changes in the fair value of our fixed rate debt. Outstanding borrowings under the Credit Agreement bear interest at a per annum rate set forth in a pricing schedule based on the current level of the Company’s leverage ratio. At December 31, 2024, there were no borrowings outstanding under the Credit Agreement, as the Credit Agreement was entered into on February 7, 2025. However, we will be exposed to market risk related to interest rates in the future. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.

We do not currently engage in hedging, but if we acquire derivatives to hedge our exposure, we will also be exposed to market risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, the Manager will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Manager will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While our hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, they may reduce the overall returns on our investments. Our Board has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Millrose Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Millrose Properties, Inc. as of December 31, 2024 and June 30, 2024 and the related notes listed in the Index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Millrose Properties, Inc. as of December 31, 2024 and June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of Millrose Properties, Inc.’s management. Our responsibility is to express an opinion on the Millrose Properties, Inc. financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to Millrose Properties, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Millrose Properties, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of Millrose Properties, Inc.’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, NY

March 31, 2025

We have served as Millrose Properties, Inc.’s auditor since 2024.

Millrose Properties, Inc.

Balance Sheets

December 31, 2024 and June 30, 2024

	December 31, 2024	June 30, 2024
Assets
Cash	$100	$100

Total assets	100	100

Liabilities and stockholders’ equity	—	—
Commitments and contingencies (See Note 3)
Stockholders’ equity	—	—
Common Stock, $0.01 par value, 100 shares authorized; 100 shares issued and outstanding	1	1
Additional paid-in capital	99	99

Total liabilities and stockholders’ equity	$100	$100

See Notes to the Balance Sheets.

Millrose Properties, Inc.

Notes to the Balance Sheets

1. Organization and Description of Business

Millrose Properties, Inc. (“Millrose” or the “Company”) is a corporation incorporated under the laws of the State of Maryland on March 19, 2024 for the purpose of receiving the business assets from Lennar Corporation (“Lennar”) and becoming an independent publicly traded company. Millrose provides, through its subsidiaries, an operational and capital solution for home builders and land development companies to finance the acquisition and development of land assets through the Homesite Option Purchase Platform (“HOPP’R”). The HOPP’R is a comprehensive suite of systems and procedures developed to operate and manage the acquisition, financing and development of land assets on a large scale. Millrose is a holding company without any operations of its own. Its operations are conducted through Millrose Properties Holdings, LLC (“Millrose Holdings”), a Delaware limited liability company and a wholly-owned operating subsidiary of Millrose, and other subsidiaries. Millrose is externally managed by Kennedy Lewis Land and Residential Advisors LLC (the “Manager”) with personnel provided by the Manager and officers recommended by the Manager and appointed by the Board of Directors of Millrose (the “Board”) serving as all officers and employees of, and performing all business operations for, Millrose, Millrose Holdings and any other subsidiaries.

On the February 7, 2025, Lennar completed the previously announced spin-off of Millrose from Lennar and became an independent company listed on the New York Stock Exchange (the “Spin-Off”). See Note 6. Subsequent Events. Millrose intends to elect to qualify as a real estate investment trust (“REIT”), commencing with its taxable year ending December 31, 2025.

2. Basis of Presentation Summary of Significant Accounting Policies

Basis of presentation

As of December 31, 2024, Millrose had engaged in no business activities since inception and had nominal assets and no liabilities. The balance sheet has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Separate statements of operations, equity, and cash flows have not been prepared because no material substantive transactions had taken place.

Cash and Cash Equivalents

Cash and short-term investments with an original maturity of three months or less when acquired are considered cash and cash equivalents for the purposes of the balance sheets.

Recent Accounting Pronouncements

The Company considered the applicability and impact of all Accounting Standard Updates (“ASUs”) issued by the Financial Accounting Standards Board. Recently issued ASUs were assessed and determined either to be not applicable or not expected to have material impact on the Company’s financial statements.

3. Commitments and Contingencies

As of December 31, 2024, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

4. Related Party Transactions

As of December 31, 2024, the Company was wholly-owned subsidiary of Lennar. Following the Spin-Off, the Company is externally managed and advised by Kennedy Lewis Land and Residential Advisors LLC and Lennar owns approximately 20% of Millrose’s outstanding shares of common stock.

5. Stockholders’ Equity

The Company was capitalized with the issuance of 100 shares of common stock ($0.01 par value per share) in exchange for a $100 contribution by Lennar. As of December 31, 2024, the Company had issued 100 shares, which were held by Lennar.

6. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the financial statements except for the following:

Completion of Spinoff of Millrose

On February 7, 2025, the Company completed the Spin-Off of Millrose from Lennar and became an independent company listed on the New York Stock Exchange under the symbol “MRP”. The Spin-Off was completed through a distribution of approximately 80% of Millrose’s stock to Lennar’s stockholders. Each holder of Lennar Class A common stock or Lennar Class B common stock received one share of Class A common stock or Class B common stock for every two shares of Lennar Class A common stock or Lennar Class B common stock held as of the close of business on January 21, 2025, the record date of the Spin-Off. Lennar has temporarily retained 33,200,053 shares, approximately 20% of Millrose’s outstanding shares of common stock. In connection with the Spin-Off, Lennar contributed $5.5 billion in land assets and cash of $1 billion to the Company.

After the Spin-Off, Millrose is a holding company without any operations of its own. Its operations are conducted through Millrose Holdings and its subsidiaries.

The Company is externally managed the Manager, an affiliate of Kennedy Lewis Investment Management LLC. Additionally, in connection with the Spin-Off, on the Distribution Date, the Company entered into a credit agreement (the “Credit Agreement”) with the lenders thereto and JPMorgan Chase Bank, N.A as a lender and as administrative agent for the lenders, which provides for a revolving credit facility of up to $1.335 billion, scheduled to mature on February 7, 2028. The Company has borrowed $450 million under the revolving credit facility as of March 25, 2025.

Acquisition of Rausch Coleman Homes Land Assets

On February 10, 2025, the Company completed its acquisition of land assets consisting of approximately 24,000 homesites through the acquisition of 100% of the outstanding stock of RCH Holdings, Inc., a newly formed parent holding company of Rausch Coleman Companies, LLC, for approximately $876 million in cash, which is net of option deposits funded by Lennar and other holdbacks (the “Supplemental Transferred Assets Transaction”). The Company funded the Supplemental Transferred Assets Transaction using cash on hand.

Declaration of Dividend

On March 17, 2025, the Board declared a dividend of $0.38 to be paid to holders of Class A common stock and Class B common stock as of the close of business on April 4, 2025. The dividend will be paid on April 15, 2025.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Millrose Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying combined balance sheets of the Predecessor Millrose Business (as derived from the financial statements of Lennar prior to the Spin-Off) as described in Notes 1 and 2 to the combined financial statements as of December 31, 2024 and 2023, the related combined statements of operations, changes in equity and cash flows for the years then ended, and the related notes listed in the Index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Predecessor Millrose Business as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Predecessor Millrose Business management. Our responsibility is to express an opinion on the Predecessor Millrose Business financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to Predecessor Millrose Business. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Predecessor Millrose Business is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Predecessor Millrose Business internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, NY

March 31, 2025

We have served as the Predecessor Millrose Business auditor since 2024.

Predecessor Millrose Business

Combined Balance Sheets

December 31, 2024 and 2023

(In thousands)

	December 31,	December 31,
	2024	2023
Assets
Inventories
Land and land under development	$2,978,807	$2,914,993
Finished homesites	2,486,483	1,829,129

Total Inventories	5,465,290	4,744,122

Total assets	5,465,290	4,744,122

Liabilities
Accounts payable and accrued expenses	282,730	252,554
Debt	24,188	32,607

Total liabilities	306,918	285,161
Commitments and contingencies (See Note 4)
Equity
Net parent investment	5,158,372	4,458,961

Total equity	5,158,372	4,458,961

Total liabilities and equity	$5,465,290	$4,744,122

See Notes to Combined Financial Statements.

Predecessor Millrose Business

Combined Statements of Operations

Years Ended December 31, 2024 and 2023

(In thousands)

	Years Ended December 31,
	2024	2023
Revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—
Salaries, general and administrative expenses	(246,221)	(209,792)

Loss before income taxes	(246,221)	(209,792)
Income taxes	—	—

Loss	$(246,221)	$(209,792)

See Notes to Combined Financial Statements.

Predecessor Millrose Business

Combined Statements of Equity

Years Ended December 31, 2024 and 2023

(In thousands)

Net Parent Investment/ Total Equity
Balance, December 31, 2022	$3,774,853
Loss	(209,792)
Stock-based compensation	10,093
Contributions from Parent	883,807

Balance, December 31, 2023	4,458,961
Loss	(246,221)
Stock-based compensation	14,937
Contributions from Parent	930,695

Balance, December 31, 2024	$5,158,372

See Notes to Combined Financial Statements.

Predecessor Millrose Business

Combined Statements of Cash Flows

Years Ended December 31, 2024 and 2023

(In thousands)

	Years Ended December 31,
	2024	2023
Cash flows used in operating activities
Loss	$(246,221)	$(209,792)
Adjustments to reconcile loss to net cash used in operating activities
Stock-based compensation	14,937	10,093
Amortization of discount	(13)	—
Changes in assets and liabilities:
Inventories	(716,073)	(641,864)
Accounts payable and accrued expenses	30,176	(23,557)

Net cash used in operating activities	(917,194)	(865,120)

Cash flows from financing activities
Principal payments on debt	(13,501)	(18,687)
Net cash transfers from parent	930,695	883,807

Net cash from financing activities	917,194	865,120

Change in cash	—	—
Cash, beginning of year	—	—

Cash, end of year	$—	$—

Supplemental disclosure of non-cash financing activities
Reduction of debt for inventories financed by sellers	$(13,905)	$—
Purchases of inventories financed by sellers	$19,000	$13,500

See Notes to Combined Financial Statements.

Predecessor Millrose Business

Notes to the Combined Financial Statements

1. Background and Description of Business

Prior to the Spin-Off (as defined in Note 8. Subsequent Events) of the Predecessor Millrose Business (as defined below) to Millrose Properties, Inc. (“Millrose” or the “Company”), and as of December 31, 2024, the Predecessor Millrose Business was wholly owned by Lennar Corporation (“Lennar” or the “Predecessor”). Such operations and financial information that represent the business assets that were spun off to Millrose are collectively referred to as the “Predecessor Millrose Business.”

Millrose provides, through its subsidiaries, an operational and capital solution for home builders and land development companies to finance the acquisition and development of land assets through the Homesite Option Purchase Platform (“HOPP’R”). The HOPP’R is a comprehensive suite of systems and procedures developed to operate and manage the acquisition, financing and development of land assets on a large scale. Millrose is a holding company without any operations of its own. Millrose’s operations are conducted through Millrose Properties Holdings, LLC, a Delaware limited liability company (“Millrose Holdings”) a wholly-owned operating subsidiary of Millrose, and other subsidiaries. The Company is externally managed by Kennedy Lewis Land and Residential Advisors LLC (the “Manager”) with personnel provided by the Manager and officers recommended by the Manager and appointed by the Board of Directors of Millrose (the “Board”) serving as all officers and employees of, and performing all business operations for, Millrose, Millrose Holdings and any other subsidiaries.

On February 7, 2025, the Company completed the previously announced Spin-Off of Millrose from Lennar and became an independent company listed on the New York Stock Exchange. See Note 8. Subsequent Events. Millrose intends to elect to qualify as a real estate investment trust (“REIT”), commencing with its taxable year ending December 31, 2025.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These Combined Financial Statements of the Predecessor Millrose Business were prepared to reflect the historical financial position, results of operations, and cash flows of the Predecessor Millrose Business for the periods presented and were derived from the consolidated financial statements and accounting records of Lennar. The Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Combined Financial Statements may not be indicative of Millrose’s future performance as an independent, publicly traded Company following the Spin-Off and do not necessarily reflect what the financial position, results of operations, and cash flows would have been had Millrose operated as a separate, publicly traded company during the periods presented. These Combined Financial Statements have been prepared to reflect assets of an active business and amounts may change as Lennar completes and delivers homes.

These Combined Financial Statements have been prepared under the legal entity method of preparing carve out financial statements. The amounts presented herein have been prepared on the basis that all of the assets held by the Predecessor Millrose Business are conveyed by Lennar in the Spin-Off.

The Combined Financial Statements of the Predecessor Millrose Business include land inventory assets that represent the Transferred Assets (as defined in Note 8. Subsequent Events), and related liabilities and operations from the Transferred Assets included in the Spin-Off. References to Lennar in the notes to these Combined Financial Statements refer to Lennar prior to the Spin-Off.

Predecessor Millrose Business

Notes to the Combined Financial Statements (Continued)

The Combined Statements of Operations include all costs directly attributable to the Predecessor Millrose Business, which include operating and employee compensation costs for dedicated regional and divisional land teams tasked with acquiring and developing the Transferred Assets prior to the Spin-Off. These expenses have been allocated to the Predecessor Millrose Business on a specific identification basis or, when specific identification is not practicable, we have determined that a proportional cost allocation method primarily based directly on headcount, usage, or other allocation methods depending on the nature of the services is a reasonable method to allocate costs.

The costs reflected in these Combined Financial Statements may not be indicative of the actual costs that would have been incurred had Millrose operated on a standalone basis. Additionally, the future results of operations, financial position, and cash flows could differ significantly from the historical results presented herein.

The Combined Financial Statements of the Predecessor Millrose Business prior to the Spin-off represent a combination of entities under common control that have been “carved out” from Lennar’s consolidated financial statements. Historically, financial statements of the Predecessor Millrose Business have not been prepared as it was not operated separately from Lennar. These Combined Financial Statements reflect the expenses of the Predecessor Millrose Business and include certain assets and liabilities that will be included in the Spin-Off, which have been reflected at Lennar’s historical basis. All intercompany transactions have been eliminated. The aggregate net effect of transactions between the Predecessor Millrose Business and Lennar that are not historically settled in cash have been reflected as net Parent investment in the Combined Balance Sheets. Transactions between the Predecessor Millrose Business and Lennar not historically settled in cash are presented as net cash transfers (to) from Parent in the Combined Statements of Cash Flows.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts reported in the Combined Financial Statements and accompanying notes. Estimates and assumptions are based upon historical factors, current circumstances and the experience and judgment of the Predecessor Millrose Business’s management. Actual results could differ from those estimates.

Inventories

Land

Finished homesites and land under development are included within inventories. Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventories also include horizontal development costs, capitalized interest and real estate taxes.

Impairment

The carrying amounts of land are reviewed for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. At each reporting date, an assessment is made for indicators of impairment. If an indication of impairment exists, recoverability is tested by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Predecessor Business determines the fair value of the asset using management’s assumptions, such as the projected margins and timing of future land sales, as well as an appropriate discount rate, and record an impairment charge, if any.

Predecessor Millrose Business

Notes to the Combined Financial Statements (Continued)

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at cost, which approximates the fair value because of their short-term or highly liquid nature. Accounts payable and accrued expenses include accrued horizontal development costs, accrued wages, bonuses and benefits, and other payables.

Debt

The Predecessor Millrose Business’s debt consists of promissory notes for the acquisition of land and community development district bonds. Refer to Note 6. Debt for additional information.

Net Parent Investment

Net Parent investment in the Combined Balance Sheets represents Lennar’s historical investment in the Predecessor Millrose Business and allocations from Lennar.

Sales, General and Administrative Expenses

Sales general, and administrative expenses are costs directly attributable to the Predecessor Millrose Business, and include operating and employee compensation costs for dedicated regional and divisional land teams tasked with acquiring and developing the Transferred Assets prior to the Spin-Off. See further explanation in Note 3. Related Party Transactions.

Income Taxes

The Predecessor Millrose Business records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted. Interest related to unrecognized tax benefits is recognized in the financial statements as a component of income tax expense.

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed each reporting period by the Predecessor Millrose Business based on the consideration of all available positive and negative evidence using a “more- likely-than-not” standard with respect to whether deferred tax assets will be realized. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, actual earnings (losses), forecasts of future profitability, the duration of statutory carryforward periods, the Predecessor Millrose Business’s experience with loss carryforwards not expiring unused and tax planning alternatives.

Following the Spin-Off, Millrose intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ending December 31, 2025. So long as Millrose qualifies as a REIT, Millrose generally will not be subject to U.S. federal income tax on its net income that it distributes to its stockholders. To maintain its qualification as a REIT, Millrose will be required under the Code to distribute at least 90% of its REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to its stockholders and meet certain other requirements. If Millrose fails to maintain its qualification as a REIT in any taxable year, Millrose will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to

Predecessor Millrose Business

Notes to the Combined Financial Statements (Continued)

qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Millrose relief under certain statutory provisions. Such an event could have a material adverse effect on its net income and net cash available for distribution to its members.

Millrose intends to elect for its wholly-owned subsidiary Millrose Holdings to be taxable as a taxable REIT subsidiary (“TRS”) and may elect to form other wholly-owned subsidiaries that will also elect to be taxed as taxable REIT subsidiaries in the future. Taxable REIT subsidiaries are subject to taxation at regular corporate income tax rates.

Recently Adopted Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements on an interim and annual basis. ASU 2024-03 will be effective annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Predecessor Millrose Business had been evaluating ASU 2024-03 impact on its combined financial statements. Millrose will continue to evaluate the potential impact of ASU 2024-03 on its financial statements.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 (“ASU 2023-09”) Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2024. The Predecessor Millrose Business had been evaluating ASU 2023-09 and did not expect it to have a material effect on the Predecessor Millrose Business’s combined financial statements. Millrose will continue to evaluate the potential impact of ASU 2023-09 on its financial statements.

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. For the year ended December 31, 2024, the Predecessor Millrose Business did not operate as separate operating and reporting segment. Starting in the year ended December 31, 2025, Millrose will operate as one operating and reporting segment. The adoption of ASU 2023-07 did not have a material impact on the Predecessor Millrose Business’s combined financial statements.

3. Related Party Transactions

These Combined Financial Statements have been derived from the consolidated financial statements and accounting records of Lennar.

Predecessor Millrose Business

Notes to the Combined Financial Statements (Continued)

Cost Allocations

For the purposes of preparing these Combined Financial Statements, a portion of Lennar’s expenses for the regional and divisional land teams tasked with acquiring and developing the land inventories have been allocated to the Predecessor Millrose Business. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for a discussion of the methodology used to allocate such costs for the purpose of preparing these Combined Financial Statements.

These allocations included primarily salaries and expenses for professional services, which are reflected in the Combined Statements of Operations as follows:

	Twelve Months Ended December 31,
(In thousands)	2024	2023
Salaries, general and administrative expenses	$246,221	$209,792

4. Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies, if any, are expensed as incurred. There is no material litigation nor to management’s knowledge is any material litigation currently threatened against the Predecessor Millrose Business other than routine litigation, claims and administrative proceedings arising in the ordinary course of business.

5. Stock-Based Compensation

Stock-based compensation was allocated to the Predecessor Millrose Business on a specific identification basis or using a proportional cost allocation method, as applicable. The fair value of shares granted was determined based on the trading price of Lennar’s class A common stock on the grant date. The allocated amounts were not material for the years ended December 31, 2024 and 2023, respectively.

6. Debt

The Predecessor Millrose Business’s intercompany debt at December 31, 2024 and December 31, 2023 was $24.2 million and $32.6 million, respectively, with the interest rate of 0.0% and various maturity dates through 2028.

7. Income taxes

The Predecessor Millrose Business did not have income taxes during the years ended December 31, 2024 and 2023 due to offsetting changes in valuation allowance against its deferred taxes that reduced income taxes and effective tax rate to zero.

A reconciliation of the statutory rate and the effective tax rate was as follows:

	Percentage of Pretax Income
	2024	2023
Statutory rate	21.0%	21.0%
State income taxes (net of federal income tax benefit)	4.3%	4.3%
Valuation allowance	(25.3%)	(25.3%)
Effective rate	0%	0%

Predecessor Millrose Business

Notes to the Combined Financial Statements (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2024 and 2023, the Predecessor Millrose Business had federal and state income tax net operating loss (“NOL”) carryforwards related to operations of approximately $649.1 million and $210 million, respectively, that may be carried forward from 10 to 20 years, or indefinitely, depending on the tax jurisdiction.

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed each reporting period by the Predecessor Millrose Business based on the consideration of all available positive and negative evidence using a “more- likely-than-not” standard with respect to whether deferred tax assets will be realized. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, actual earnings, forecasts of future profitability, the duration of statutory carryforward periods, the Predecessor Millrose Business’s experience with loss carryforwards not expiring unused and tax planning alternatives. Based on this assessment, we have determined that the Predecessor Millrose Business will not be able to realize its net operating loss carryforwards, and have recorded a valuation allowance against its deferred tax asset, which also has reduced income taxes and effective tax rate to zero.

As of December 31, 2024 and 2023, the Predecessor Millrose Business had no gross unrecognized tax benefits.

8. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the financial statements except for the following:

Completion of Spinoff of Millrose

On February 7, 2025, the Company completed the spin-off of Millrose from Lennar (the “Spin-Off”) and became an independent company listed on the New York Stock Exchange under the symbol “MRP”. The Spin-Off was completed through a distribution of approximately 80% of Millrose’s stock to Lennar’s stockholders. Each holder of Lennar Class A common stock or Lennar Class B common stock received one share of Class A common stock or Class B common stock for every two shares of Lennar class A common stock or Lennar class B common stock held as of the close of business on January 21, 2025, the record date of the Spin-Off. Lennar has temporarily retained 33,200,053 shares, approximately 20% of Millrose’s outstanding shares of common stock. In connection with the Spin-Off, Lennar contributed $5.5 billion in land assets and cash of $1 billion to the Company.

After the Spin-Off, Millrose is a holding company without any operations of its own. Its operations are conducted through Millrose Holdings and its subsidiaries.

The Company is externally managed by the Manager, an affiliate of Kennedy Lewis Investment Management LLC. Additionally, in connection with the Spin-Off, on the Distribution Date, the Company entered into a credit agreement (the “Credit Agreement”) with the lenders thereto and JPMorgan Chase Bank, N.A as a lender and as administrative agent for the lenders, which provides for a revolving credit facility of up to $1.335 billion, scheduled to mature on February 7, 2028. The Company has borrowed $450 million under the revolving credit facility as of March 25, 2025.

Predecessor Millrose Business

Notes to the Combined Financial Statements (Continued)

Acquisition of Rausch Coleman Homes Land Assets

On February 10, 2025, the Company completed its acquisition of land assets consisting of approximately 24,000 homesites through the acquisition of 100% of the outstanding stock of RCH Holdings, Inc. for approximately $876 million in cash, which is net of option deposits funded by Lennar and other holdbacks (the “Supplemental Transferred Assets Transaction”). The Company funded the Supplemental Transferred Assets Transaction using cash on hand.

Declaration of Dividend

On March 17, 2025, the Board declared a dividend of $0.38 to be paid to holders of Class A common stock and Class B common stock as of the close of business on April 4, 2025. The dividend will be paid on April 15, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-K as required by paragraph (b) of Rule 13a-15 or 15d-15 of the Exchange Act. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date and provided reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

From time to time, members of the Board and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company’s insider trading policy. During the three months ended December 31, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following information regarding our corporate governance and management following the Spin-Off. Prior to the Spin-Off we were not an independently operated company with governance and management.

Executive Officers

The following table sets forth information with respect to our executive officers as of March 25, 2025. The individuals listed as our executive officers below also serve as officers of the Manager. As executive officers of the Manager, they manage the day-to-day affairs and carry out the directives of our Board in the review, selection and recommendation of investment opportunities and operating acquired investments and monitoring the performance of those investments to ensure that they are consistent with our investment objectives. Millrose and Millrose Holdings have no officers or employees except those provided by the Manager who are appointed as our officers by our Board upon recommendation from the Manager.

Our executive officers consist of Darren L. Richman, Chief Executive Officer and President, Garett Rosenblum, Chief Financial Officer and Treasurer, Robert Nitkin, Chief Operating Officer, Rachel Presa, General Counsel and Secretary, and Adil Pasha, Chief Technology Officer.

Name	Age	Position(s)
Darren L. Richman	53	Chief Executive Officer and President
Garett Rosenblum	51	Chief Financial Officer and Treasurer
Robert Nitkin	37	Chief Operating Officer
Rachel Presa	45	General Counsel and Secretary
Adil Pasha	32	Chief Technology Officer

Darren L. Richman, Chief Executive Officer and President

Darren L. Richman is the Chief Executive Officer and President of Millrose. Mr. Richman co-founded Kennedy Lewis with David Kennedy Chene in 2017, and is Co-Managing Partner of the firm. Mr. Richman was formerly a Senior Managing Director with The Blackstone Group from 2006 to 2016, where he focused on special situation and opportunistic investments, and he sat on the Investment Committee for GSO Capital Partners LP’s opportunistic credit funds and special situation funds. Before joining GSO Capital Partners, Mr. Richman worked at DiMaio Ahmad Capital, where he was a Founding Member and the Co-Head of its Investment Research Team, from 2003 to 2006. Prior to joining DiMaio Ahmad Capital LLC, Mr. Richman was a Vice President and Senior Special Situations Analyst at Goldman Sachs & Co, from 1999 to 2003. Mr. Richman began his career with Deloitte & Touche LLP, ultimately serving as a manager in the firm’s Mergers and Acquisitions Services Group, from 1994 to 1999. He was formerly a Certified Public Accountant and a Member of the American Institute of Certified Public Accountants. Mr. Richman currently serves on the board of directors of Outward Bound USA and The Eastman Kodak Company. He is a member of the Economic Club of New York and formerly served on its strategic planning committee.

Garett Rosenblum, Chief Financial Officer and Treasurer

Garett Rosenblum is the Chief Financial Officer and Treasurer of Millrose. Mr. Rosenblum joined Kennedy Lewis in 2024 as a Managing Director. Previously, Mr. Rosenblum served as Senior Vice President and Chief Accounting Officer for Safehold Inc., and its predecessor iStar Inc., both publicly traded REITs, for ten years. Prior to joining iStar, Mr. Rosenblum served as the Chief Accounting Officer at Arbor Realty Trust, also a publicly traded REIT. Mr. Rosenblum served as Director of Accounting at Citi Property Investors, a division of Citigroup, for six years. Mr. Rosenblum also spent six years at Ernst and Young LLP where he served both publicly traded real estate clients and private equity real estate funds. Mr. Rosenblum is a graduate of the St. John’s University School of Law where he earned his Juris Doctor degree. He also holds a Bachelor of Science degree in both Finance and Public Relations from Syracuse University. Mr. Rosenblum is a member of the New York State Bar and is a Certified Public Accountant in New York.

Robert Nitkin, Chief Operating Officer

Robert Nitkin is the Chief Operating Officer of Millrose. Mr. Nitkin joined Kennedy Lewis in 2020 and is a Managing Director focused on the firm’s activities across the Real Estate and Homebuilding sectors. Mr. Nitkin was formerly an investment principal at GPS Investment Partners (“GPS”), an institutional investment firm, where he was responsible for evaluating and executing transactions across GPS’s credit and private equity investment strategies. Prior to joining GPS in 2015, Mr. Nitkin was an Associate in the Securities Division at Goldman Sachs & Co. Previously, he worked at Ernst and Young LLP as a member of the Transaction Advisory group. Mr. Nitkin earned his undergraduate degree from the Cornell University School of Engineering and holds an M.B.A. from Columbia Business School.

Rachel Presa, General Counsel and Secretary

Rachel Presa is the General Counsel and Secretary of Millrose. Ms. Presa joined Kennedy Lewis in 2021 and is a Managing Director who has served in various legal capacities across the firm. Ms. Presa has 14 years of experience representing and advising investment funds, financial institutions, and other clients in legal and compliance matters, including regulatory investigations and enforcement, civil litigation, and bankruptcy and restructuring. Ms. Presa was formerly Senior Counsel at the law firm of Akin Gump Strauss Hauer & Feld LLP from 2010 to 2021. Prior to her legal career, Ms. Presa taught English and writing in public high schools in North Carolina and Maryland. Ms. Presa served on the Junior Advisory Board of Her Justice from 2019—2022. Ms. Presa has a B.A. from Goucher College and earned her J.D. at New York University School of Law.

Adil Pasha, Chief Technology Officer

Adil Pasha is the Chief Technology Officer of Millrose. Mr. Pasha is a Director at Kennedy Lewis and has been responsible for managing the firm’s technology and analytics capabilities since 2022. Mr. Pasha was formerly a Data Scientist at Schonfeld Strategic Advisors LLC, a multi-strategy hedge fund, where he was responsible for the fund’s performance reporting from 2021 to 2022. Prior to joining Schonfeld Strategic Advisors LLC, Mr. Pasha was a Product Manager focused on designing and building accounting/financial applications from 2020 to 2021. Mr. Pasha started his career in consulting at PricewaterhouseCoopers LLP in 2017. Mr. Pasha has a B.A. in Accounting and Finance from the Georgia Institute of Technology. He is a Certified Public Accountant.

Board of Directors

The following table sets forth information with respect to the persons serving on our Board as of March 25, 2025. Each of these persons is expected to serve on the Board until Millrose’s first annual meeting of stockholders as a publicly traded company. If re-elected to the Board at such annual meeting of stockholders, each person will serve until the next annual meeting of stockholders and until their respective successors are duly elected and qualify. Biographical information about each of these persons follows the table.

Each person listed below was identified, evaluated and selected for appointment to the Board by the joint efforts of Lennar and our Manager, without the use of any third-party director candidate search firm. There are no other arrangements or understandings between anyone listed below and any other persons pursuant to which the persons listed below were selected to serve on the Board.

Name	Age	Position(s)
Carlos A. Migoya	74	Chair of the Board
Patrick Bartels	49	Director
Matthew B. Gorson	76	Director
Kathleen B. Lynch	59	Director
M. Alison Mincey	50	Director

Carlos A. Migoya

Carlos A. Migoya is the Chair of our Board. He currently serves as President and Chief Executive Officer of Jackson Health System, the public health system for Miami-Dade County, which is one of the nation’s largest and most respected public healthcare networks. Prior to joining his current role in May 2011, Mr. Migoya served as City Manager of Miami from 2010 to 2011, managing various budget issues on behalf of the city. Prior to serving as City Manager, Mr. Migoya worked in various roles in the banking industry for more than 35 years, including for Wells Fargo & Company and its predecessors, including Wachovia Corporation and First Union Corporation, retiring as Regional President, North Carolina and Chief Executive Officer, Atlantic Region for Wachovia Corporation.

Mr. Migoya has previously served on the board of directors of Mednax, Inc. (now known as Pediatrix Medical Group, Inc.), a national provider of physician services across 37 states, from 2019 to 2021. Mr. Migoya is also actively involved in several community organizations, including having served as the foundation chairman of Florida International University and as a member of the university’s Dean’s Council and of the College of Business Administration’s principal advisory board. Mr. Migoya currently sits on the boards of Florida Chamber of Commerce the Florida Hospitals Association and the Safety Net Hospitals Alliance of Florida. Mr. Migoya previously served as a board member of Downtown Miami Charter School, Miami Dade College and the Beacon Council.

Mr. Migoya has several decades of experience working in both the financial and banking industry and in the healthcare management industry. He brings to the board skills in strategic planning, management of complex organizations and financial acumen. In Mr. Migoya’s first year as President and Chief Executive Officer of Jackson Health System, he led a transformation that reversed years of significant losses (including an $82 million loss in the prior year) and produced a more than $8 million surplus. As evidenced by his successful campaign for a $830 million plan to renovate, modernize and expand Jackson’s facilities, Mr. Migoya is also highly experienced in effective advocacy and key stakeholder engagement and oversight of large-scale initiatives. All of these skills and experiences are critical to the initial and ongoing success of a newly public company like Millrose.

Patrick J. Bartels

Patrick J. Bartels currently serves as the Managing Member of Redan Advisors LLC, a firm that provides fiduciary advisory services, including board of director representation and strategic planning for domestic and international public and private business entities. Prior to founding Redan Advisors LLC in 2018, Mr. Bartels served as a senior investment professional for investments in North America, Asia and Europe, and in a broad universe of industries, including serving as a Managing Principal at Monarch Alternative Capital LP, a private investment firm that focuses primarily on event driven credit opportunities, from 2002 to 2018, and before that as a Research Analyst for high yield investments at Invesco Ltd., an investment management company, where he analyzed primary and secondary debt offerings of companies in various industries. Mr. Bartels began his career at Pricewaterhouse Coopers LLP, where he was a Certified Public Accountant.

Mr. Bartels has served on the board of directors of numerous publicly traded companies, including WCI Communities, Inc. from 2009 to 2017, Douglas Elliman Inc. from 2024 to present, Arch Resources, Inc. from 2016 to 2023, Pyxus International Inc. from 2023 to Present, Trinity Place Holdings Inc. from 2023 to 2024, and

Noble Corporation from 2021 to 2022, Marblegate Acquisition Corp. from 2022 to present, Libbey Inc. in 2022, Monitronics International, Inc. from 2019 to 2023, Parker Drilling Company from 2019 to 2020, Vanguard Natural Resources, Inc. in 2019, View, Inc. in 2024, AgileThought from 2023 to 2024, Hexion Inc. from 2019 to 2022, Centric Brands Inc. from 2019 to 2022, B. Riley Principal Merger Corp. from 2019 to 2020 and B. Riley Principal Merger Corp. II in 2020.

Mr. Bartels has more than 25 years of investing and governance experience and has an extensive track record of driving value added returns for all stakeholders through governance, incentive alignment, cost rationalization, corporate finance, capital markets and mergers and acquisitions. Mr. Bartels brings to the board experience in oversight of the management of a REIT, expertise in financial and accounting matters as a certified public accountant and is a holder of the Chartered Financial Analyst designation, and industry knowledge of the homebuilding industry from his work as an investment analysis for more than 10 years. All of these skills bring significant value to Millrose as a new publicly traded company intending to qualify as a REIT. Mr. Bartels also qualifies as an audit committee financial expert and has experience serving as chair of audit committees on the boards of public and private companies.

Matthew B. Gorson

Matthew B. Gorson currently serves as Senior Chairman of Greenberg Traurig, LLP (“Greenberg Traurig”), an international multi-practice law firm. Mr. Gorson began his career at Greenberg Traurig in 1973 as the firm’s 14th lawyer, leading all varieties of real estate transactions, as well as playing a key role in revitalizing the urban landscape and changing the skyline of Miami. Prior to his role as Senior Chairman, he served as Greenberg Traurig’s President and Chairman. As a senior partner and former Chair of Greenberg Traurig’s real estate practice, Mr. Gorson was instrumental in developing the firm as one of the nation’s and world’s leading real estate legal advisors.

Mr. Gorson is Founder and past Chairman of the Downtown Miami Charter School. Mr. Gorson currently serves as Chairman Emeritus and a member of the Executive Committee of Big Brothers Big Sisters of Greater Miami, where he previously served two terms as Chairman of the Board. Mr. Gorson also currently serves as a member of the Jackson Health Foundation, the private fundraising arm of Jackson Health System. Mr. Gorson is a former board member and Campaign Chairman of United Way of Miami-Dade and a former board member of the New World Symphony, Greater Miami Chamber of Commerce, the City of Miami Downtown Development Authority, the 11th Judicial Circuit Historical Society, and Friends of the Underline. Mr. Gorson is a Board Emeritus Member of Tulane University and founder of both Mt. Sinai Hospital and Baptist Hospital.

Mr. Gorson has over five decades of demonstrated expertise in the real estate industry and is one of the most in-demand real estate attorneys in South Florida. Mr. Gorson brings to the board skills in complex real estate transactions and navigating property, real estate development and construction and land use laws and regulations. Mr. Gorson has deep market and industry knowledge and has represented and been a trusted advisor to many of the largest development companies in South Florida, including the Related Group, Swire Pacific Realty, Terra Group, Swerdlow Companies, the Taplin Family, the Soffer Family and Julius and Eddie Trump. He has also worked with the University of Miami and St. Thomas University on real estate issues and served as special counsel to the City of Miami, Miami-Dade County, and the Perez Art Museum of Miami on high-profile projects. Mr. Gorson’s experience in the real estate industry and his established legal expertise is a significant asset to Millrose as a new land banking company entering a competitive market.

Kathleen B. Lynch

From 2013 to her retirement in 2018, Kathleen B. Lynch served as Group Managing Director and the Chief Operating Officer of UBS Wealth Management Americas and UBS Americas Holding LLC, an intermediate holding company for the U.S. based subsidiaries of UBS Group AG, a global wealth manager and financial services firm. Prior to that, Ms. Lynch served as Chief Operating Officer of Bank of America Merrill Lynch

Global Research, where she was responsible for Publishing & Distribution, Supervisory Analysts, Business Management and various support functions. Ms. Lynch has served in a variety of leadership positions in global markets and investment banking, global research and wealth management for more than 30 years.

Ms. Lynch has served on the board of directors of UBS Americas Holding LLC since 2016, where she serves on the audit & finance committee, cyber & technology committee and the governance, oversight and sustainability committee. Ms. Lynch also serves on the board of Eastman Kodak Corporation, where she serves as chair of the audit and finance committee. From 2017 to 2022, Ms. Lynch served on the board of directors of The Depository Trust & Clearing Corporation, the premier post-trade market infrastructure for the world’s financial markets.

Ms. Lynch has over three decades of experience in the banking and financial industries. Ms. Lynch brings to the Board extensive skills, leadership and deep expertise in strategy execution and development, risk and talent management and regulatory matters. Her leadership experience is across a diverse set of businesses including wealth management, operations, technology and global markets. She has held global, regional, and business responsibilities throughout her career, overseeing major transformation initiatives, business integration efforts and implementation of digital strategy and platforms. Ms. Lynch also brings a strong focus on the full spectrum of risk types in crisis management. Ms. Lynch also qualifies as an audit committee financial expert and has experience serving as chair of an audit committees of a public company board.

M. Alison Mincey

M. Alison Mincey currently serves as Senior Vice President and Chief Human Resources Officer at the University of Miami Health System, where she is responsible for strategic human resources initiatives, practices, tactical workforce plans, and overall operations that support patient care, research, and academic objectives across the enterprise of the University of Miami, the Health System, and the Miller School of Medicine. Prior to joining the University of Miami Health System in 2022, Ms. Mincey served in various leadership roles at The Ohio State University Wexner Medical Center from 2014 to 2022, most recently as Senior Associate Vice President, Human Resources, where she provided strategic advice on all aspects of human resources, including employee and labor relations, talent acquisition, including faculty/physician recruitment, talent management, information technology and compensation/benefits, including physician compensation. Prior to joining The Ohio State University, as a licensed attorney, Ms. Mincey worked as Managing Counsel from 2007 to 2014 at Mutual Nationwide Insurance Company, a U.S. insurance and financial services company, where she was responsible for legal support and governance oversight of the company’s human resources organization.

Ms. Mincey currently serves on the board of directors of United Way Miami (formerly known as United Way of Miami-Dade) and has previously served as a member of the Franklin County, Ohio, Workforce Development Board.

Ms. Mincey has 15+ years of human resource management experience within the higher education and academic health care setting. Ms. Mincey is a notable leader in human resource management, and brings to the board skills in the areas of talent acquisition, training and leadership development, organizational culture, and employee relations, all of which are crucial to Millrose’s ability to scale our operations and grow as a newly public company in a competitive market. Ms. Mincey has experience working with public companies, government contractors and academic research institutions, and her background in providing legal support and governance oversight at a public company are useful assets to the Board.

Ms. Mincey has also been active in community organizations throughout her career, leading a campaign to support the Mid-Ohio Food Bank and receiving a community service award from Columbus City Schools. Ms. Mincey also recently earned an inaugural HR Impact Award from Columbus’ Business First and was recently honored by the Miami Marlins as a Woman of Empowerment in the greater Miami community.

None of the directors and executive officers have family relationships with any member of the Board or any executive officer of Millrose. There are no arrangements or understandings between any of the directors or any other person and Millrose pursuant to which the appointees were appointed to serve in his or her respective role.

Director Independence

Following the Spin-Off, our Board determined that all five members of the Board, including all of the members of the Audit Committee and all of the members of the Compensation Committee, qualify as independent directors according to the standards for independence specified by the NYSE.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that requires all of our business activities to be conducted in compliance with applicable laws and regulations and the highest ethical principles. All of our directors, officers and employees, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer or controller, are required to read, understand and abide by the Code of Business Conduct and Ethics, and all employees of Kennedy Lewis who render services under the Management Agreement may additionally be subject to other policies that Kennedy Lewis may adopt from time to time.

The Code of Business Conduct and Ethics is expected to deter wrongdoing and to promote, among other things, honest and ethical conduct and to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. The Code of Business Conduct and Ethics is intended to cover the requirement of a Code of Ethics for senior financial officers as provided by the SEC’s rules with respect to Section 406 of the Sarbanes-Oxley Act.

The Code of Business Conduct and Ethics is accessible on our website. Any waiver of the Code of Business Conduct and Ethics for directors or executive officers may be made only by the Board or a committee of the Board. We will disclose any amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics for the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four business days following the date of the amendment or waiver. In addition, we will disclose on the website any waiver from the Code of Business Conduct and Ethics for any of the other executive officers or for directors. Neither our website, nor the information posted on it, is incorporated by reference into this Form 10-K.

Director Nomination Process

Stockholder Recommendations for Director Nominees

A stockholder who wishes to recommend a prospective nominee for nomination by the Board may notify the Nominating and Corporate Governance Committee of the intended nomination in writing and provide any required additional information, as directed by the Nominating and Corporate Governance Committee and to the same extent as may be required in accordance with the Bylaws for stockholder nominations of individuals for election to the Board, as well as any other supporting material the stockholder considers appropriate. Pursuant to the stockholder nomination provisions in the Bylaws, this requires that the stockholder send certain information, including information about the candidate to our secretary not later than 5:00 p.m. Eastern Time on the 90th day and not earlier than the 120th day prior to the first anniversary of the date of the proxy statement for the preceding year’s annual meeting. For our first annual meeting or in the event that the date of the annual meeting is advanced or delayed by more than 30 days form the first anniversary of the date of the preceding year’s annual meeting, to be timely, such notice must be delivered not earlier than the 120th day prior to the date of such annual meeting and not later than 5:00 p.m., Eastern Time, on the later of the 90th day prior to the date of such annual meeting, as originally convened, or the tenth day following the day on which public announcement of the date of such meeting is first made.

Audit Committee

The Audit Committee consists of Patrick Bartels, Kathleen Lynch and Carlos Migoya, with Patrick Bartels serving as the chair of the Audit Committee and the audit committee financial expert. The Audit Committee’s primary function is to assist our Board in fulfilling its oversight responsibilities by reviewing the financial information provided to the stockholders and others, the system of internal controls which the Manager has established and the audit and financial reporting process. The Audit Committee: (1) has direct responsibility for appointing and overseeing an independent registered public accounting firm registered with the Public Company Accounting Oversight Board to serve as our independent auditors; (2) reviews the plans and results of the audit engagement with our independent registered public accounting firm; (3) approves audit and non-audit professional services (including the fees and terms thereof) provided by, and the independence of, our independent registered public accounting firm; and (4) consults with our independent registered public accounting firm regarding the adequacy of our internal controls.

Our Board determined affirmatively that Patrick Bartels qualifies as an “audit committee financial expert” as such term has been defined by the SEC in Item 407(d)(5) of Regulation S-K and (2) each member of the Audit Committee is “financially literate” as that term is defined by the NYSE listing standards and meets the definition for “independence” for the purposes of serving on the Audit Committee under the NYSE listing rules and requirements and Rule 10A-3 under the Exchange Act.

Compensation Committee

The Compensation Committee consists of Alison Mincey, Kathleen Lynch and Patrick Bartels, with Alison Mincey serving as the chair of the Compensation Committee. The primary function of the Compensation Committee is to assist our Board in fulfilling its responsibilities with respect to officer (to the extent applicable) and director compensation. The Compensation Committee reviews the compensation and benefits paid by us to our directors, including, but not limited to, recommending to our Board compensation for all non-employee directors, including Board and committee retainers, meeting fees and equity-based compensation and, in the event we hire employees, the compensation paid to our executive officers as well as any employment, severance and termination agreements or arrangements made with any executive officer and, if required, produces the report to be included in our annual proxy statement. Recommendations of non-employee director compensation will be determined in consultation with a reputable executive compensation consulting firm that the Compensation Committee shall elect and engage. We are externally managed by the Manager pursuant to the Management Agreement and we currently do not expect to retain any officers other than those officers provided by the Manager and duly elected by our Board upon recommendation from the Manager.

Our Board has determined affirmatively that each member of the Compensation Committee meets the definition for “independence” for the purpose of serving on the Compensation Committee under applicable rules of the NYSE and each member of our Compensation Committee is a “non-employee director” as defined in Rule 16b-3 under the Exchange Act.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Matthew Gorson, Carlos Migoya and Alison Mincey, with Matthew Gorson serving as the chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee’s primary function is to assist our Board in fulfilling its responsibilities with respect to director nominations, corporate governance, Board and committee evaluations and conflict resolutions. The Nominating and Corporate Governance Committee assists our Board in this regard by: (1) identifying individuals qualified to serve on our Board, consistent with criteria approved by our Board, and recommending that our Board select a slate of director nominees for election by our stockholders at the annual meeting of our stockholders; (2) developing and implementing the process necessary to identify prospective members of our Board; (3) determining the advisability of retaining any search firm or consultant to assist in the identification and evaluation of candidates for membership on our Board; (4) overseeing the Board’s annual evaluation of our Board, each of the committees of our Board and management; (5) developing and recommending to our Board a set of corporate governance guidelines; and (6) periodically reviewing our corporate governance guidelines and suggesting improvements thereto to our Board. The Nominating and Corporate Governance Committee fulfills these responsibilities primarily by carrying out the activities enumerated in its charter and in accordance with current laws, rules and regulations.

Our Board has determined affirmatively that each member of the Nominating and Corporate Governance Committee meets the definition of independence under the NYSE listing rules and requirements.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities or certain other companies’ securities by directors, officers and employees, or the Company itself, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the NYSE listing standards. The forgoing summary of the insider trading policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Company’s insider trading policy that has been filed as Exhibit 19.1 to this Form 10-K.

Item 11. Executive Compensation

The following information regarding our executive compensation is as of February 7, 2025 following the Spin-Off. Prior to the Spin-Off, we were not an independently operated company with governance and management.

Compensation of our Executive Officers

We are an externally managed REIT, and as such, all of our executive officers are provided by KL pursuant to the Management Agreement, and all of our executive officers are employees of KL and are compensated directly by KL and not by us. KL is compensated for the management services provided to us in accordance with the Management Agreement.

See “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with our Manager—Management Agreement” below for a discussion of fees paid to our Manager and its affiliates.

2024 Omnibus Incentive Plan

In 2024, our sole stockholder at the time adopted the Millrose Properties, Inc. 2024 Omnibus Incentive Plan (the “2024 Incentive Plan”) for our employees, officers, directors, consultants and advisors. The description of the 2024 Incentive Plan set forth below is a summary of the material features of the 2024 Incentive Plan. This summary, however, does not purport to be a complete description of all the provisions of the 2024 Incentive Plan. This summary is qualified in its entirety by reference to the 2024 Incentive Plan filed as Exhibit 10.18 to this Form 10-K. We do not currently have any employees and, as we are externally managed by the Manager.

General

The purpose of the 2024 Incentive Plan is to assist Millrose in attracting, retaining, motivating and rewarding certain employees, officers, directors, consultants and advisors, each if any, and directors of Millrose and its affiliates and promoting the creation of long-term value for stockholders of Millrose by closely aligning the interests of participants with those of stockholders.

Administration

The 2024 Incentive Plan is administered by the Compensation Committee. The Compensation Committee has the authority to construe and interpret the 2024 Incentive Plan, grant awards and make all other determinations necessary or advisable for the administration of the 2024 Incentive Plan.

Nonemployee Director Award Limits

The aggregate maximum value of all awards granted under the 2024 Incentive Plan (determined as of the date of grant) in any one calendar year to any non-employee director for service as a non-employee director during such calendar year, must not exceed $750,000. The independent members of the Board or the Compensation Committee may determine to make an exception to this limit, provided that the director for whom the exception is sought does not participate in such determination.

Eligibility

Employees, officers, directors, consultants and advisors of Millrose and its affiliates are eligible to receive awards under the 2024 Incentive Plan. The Compensation Committee determines who will receive awards and the terms and conditions associated with such awards.

Share Reserve and Counting

Millrose reserved 11,620,019 shares of Class A common stock for issuance under the 2024 Incentive Plan (the “Share Pool”).

Shares subject to awards granted under the 2024 Incentive Plan that are required to be paid in cash pursuant to their terms will not reduce the Share Pool. In addition, shares that are subject to awards granted under the 2024 Incentive Plan that terminate, expire or are cash-settled, canceled, forfeited, exchanged or surrendered without having been exercised, vested or settled will be available for issuance again under the Share Pool. For clarity, this includes (i) shares tendered by participants, or withheld by Millrose, as full or partial payment to Millrose upon exercise of options granted under the 2024 Incentive Plan; (ii) shares reserved for issuance upon the grant of stock appreciation rights (“SARs”), to the extent the number of reserved shares exceeds the number of shares actually issued upon the exercise of the SARs; and (iii) shares of Class A common stock withheld by or otherwise remitted to Millrose to satisfy tax withholding obligations upon the exercise, lapse of restrictions or settlement of awards under the 2024 Incentive Plan.

Awards

The 2024 Incentive Plan authorizes the award of stock options, restricted stock, restricted stock units (“RSUs”), SARs and other stock-based awards. For stock options that are intended to qualify as incentive stock options (“ISOs”) under Section 422 of the Code, the maximum number of shares subject to ISO awards is no more than 11,620,019 shares. All awards under the 2024 Incentive Plan are set forth in award agreements, which detail the terms and conditions of the awards, including any applicable vesting and payment terms and post-termination exercise limitations. A brief description of each award type follows.

•

Stock Options. Stock options provide for the purchase of shares of Class A common stock at an exercise price set on the grant date. The 2024 Incentive Plan provides for the grant of ISOs only to employees of Millrose and its affiliates. Nonqualified options (“NSOs”) may be granted to employees, officers, directors and consultants of Millrose and its affiliates. The exercise price of each option to purchase shares of Class A common stock must be at least equal to the fair market value of shares of Class A common stock on the date of grant. The exercise price of ISOs granted to 10% or more stockholders must be at least equal to 110% of the fair market value of shares of Class A common stock on the date of grant. Options granted under the 2024 Incentive Plan may be exercisable at such times and subject to such terms and conditions as the Compensation Committee determines. The maximum term of options granted under the 2024 Incentive Plan is ten years (five years in the case of ISOs granted to 10% or more stockholders). No dividend or dividend equivalent rights shall be paid out on options.

•

Restricted Stock. The Compensation Committee may grant awards consisting of shares of Class A common stock subject to certain restrictions that will lapse upon the terms that the Compensation Committee determines at the time of grant. The Compensation Committee will determine the requirements for the lapse of the restrictions for the restricted stock awards, which may be based on the service of the participant for a specified time period or the attainment of one or more performance goals. Participants holding restricted stock awards will have the rights of a stockholder and to receive all dividends and other distributions with respect thereto, unless the Compensation Committee determines otherwise to the extent permitted under applicable law. If a participant has the right to receive dividends paid with respect to a restricted stock award, such dividends shall not be paid to the participant until the underlying award vests. Unless otherwise provided in an award agreement or otherwise, vesting will cease on the date the participant no longer provides services to Millrose and unvested shares will be repurchased by Millrose as soon as practicable following such termination. Any shares granted under a restricted stock award are nontransferable, except in limited circumstances.

•

RSUs. An RSU is a notional unit representing the right to receive one share of Class A common stock (or the cash value of one share of common stock) on a specified settlement date. The Compensation Committee may grant awards consisting of RSUs subject to restrictions on sale and transfer. The Compensation Committee may condition the grant or vesting of RSUs on the achievement of performance conditions and/or the satisfaction of a time-based vesting schedule. Unless otherwise determined by the Compensation Committee at the time of award, vesting will cease on the date the participant no longer provides services to Millrose and unvested RSUs will be forfeited. Further, unless otherwise set forth in a Participant’s award agreement, a Participant shall be not entitled to dividends or dividend equivalents with respect to RSUs prior to settlement.

•

Stock Appreciation Rights. SARs provide for a payment, or payments, in cash, shares of Class A common stock or other property, as specified in the applicable award, to the holder based upon the difference between the fair market value of shares of Class A common stock on the date of exercise and the stated base price of the stock appreciation right. The base price must be at least equal to the fair market value of shares of Class A common stock on the date the stock appreciation right is granted. SARs may vest based on time or achievement of performance conditions, as determined by the Compensation Committee in its discretion. The maximum term of SARs granted under the 2024 Incentive Plan is ten years. No dividends or dividend equivalents shall be paid on SARs.

•

Other Stock-Based Awards. The Compensation Committee is authorized, subject to limitations under applicable law, to grant participants other awards under the 2024 Incentive Plan that may be denominated or payable in, valued in whole or in part by reference to, or otherwise based upon or related to Class A common stock. The Compensation Committee may also grant shares of Class A common stock as a bonus and grant awards in lieu of obligations of Millrose or its affiliates to pay cash or deliver property under the 2024 Incentive Plan or other plans or compensatory arrangements.

Adjustment

In the event of changes in the outstanding Class A common stock or in the capital structure of Millrose (i) by reason of stock dividends, extraordinary cash dividends, stock splits, reverse stock splits, recapitalizations, reorganizations, mergers, amalgamations, consolidations, combinations, exchanges or other relevant changes in capitalization, (ii) in connection with any extraordinary dividend declared and paid in respect of shares of Class A common stock, or (iii) in the event of any change in applicable laws or circumstances, in each case, that results in or could result in, in either case, as determined by the Compensation Committee in its sole discretion, any substantial dilution or enlargement of the rights intended to be granted to, or available for, participants in the

2024 Incentive Plan, awards shall be equitably and proportionally adjusted or substituted, as determined by the Compensation Committee, in its sole discretion, as to the number, price or kind of a share of Class A common stock, other securities or other consideration subject to such awards.

Generally, except as otherwise provided by the Compensation Committee in an award agreement or otherwise, in connection with certain corporate events, including but not limited to, a “change in control” (as defined in the 2024 Incentive Plan), the Compensation Committee may provide for any one or more of the following (i) the assumption or substitution of any or all awards in connection therewith, with awards that vest based on performance criteria being deemed earned at the target level (or if no target is specified, the maximum level) and converted into solely service-based vesting awards, (ii) the acceleration of vesting of any or all awards not assumed or substituted in connection with the corporate event (with vesting of performance-based awards deemed earned at the target level (or if no target is specified, the maximum level), unless otherwise specified in the applicable award agreement), (iii) the cancellation of any or all awards not assumed or substituted in connection with such corporate event (whether vested or unvested) together with the payment to participants holding vested awards so canceled of an amount in respect of cancellation based on the per-share consideration being paid for the Class A common stock in connection with such corporate event (or $0 in the case of options, SARs or other awards where the per-share consideration is less than the applicable exercise or base price), (iv) the cancellation or any or all options, SARs and other awards subject to exercise not assumed or substituted in connection with any such corporate event (whether vested or unvested), after providing the holder thereof with a period of at least ten days to exercise such awards and (v) the replacement of any and all awards (subject to certain limitations) with a cash incentive program that preserves the value of the awards so replaced.

Plan Amendment and Termination

The Board or Compensation Committee may amend the 2024 Incentive Plan and awards at any time and from time to time. The Board or the Compensation Committee may suspend or terminate the 2024 Incentive Plan at any time. Unless sooner terminated, the 2024 Incentive Plan shall terminate on the day before the tenth anniversary of the date the stockholders approve the 2024 Incentive Plan. No awards may be granted under the 2024 Incentive Plan while it is suspended.

Compensation of Directors

Independent Director Compensation

During 2024, Millrose was not an independent public company and did not pay any director compensation. For the year ending December 31, 2025, the initial Millrose director compensation program for independent directors is as follows:

•

an annual equity retainer of either restricted shares of Class A common stock or restricted stock units covering shares of Class A common stock, in each case, having a grant date fair value equal to $150,000;

•

an annual equity retainer of either restricted shares of Class A common stock or restricted stock units covering shares of Class A common stock, in each case, having a grant date fair value equal to $150,000;

•	an annual cash retainer of $80,000;

•

an additional annual cash retainer of $40,000, $20,000 and $10,000 for service as chairperson of the Audit Committee, chairperson of the Compensation Committee, and chairperson of the Nominating and Corporate Governance Committee, respectively, and an additional annual cash retainer of $15,000, $10,000, and $7,500 for service as a member (other than as a chairperson) of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, respectively; and

•	an additional $50,000 annual cash retainer for the chair of the Board.

We also reimburse all members of the Board for their reasonable expenses incurred in attending Board and committee meetings. All cash compensation for directors is covered by the Management Fee and not separately paid by Millrose, in accordance with the Management Agreement. To the extent any portion of directors’ compensation consists of equity, such awards would need to be approved by the Compensation Committee or the Board and separately issued pursuant to a Millrose equity compensation plan. See “—2024 Omnibus Incentive Plan” above for more information.

Our Compensation Committee periodically reviews and makes recommendations to our Board regarding the form and amount of compensation for directors. The Compensation Committee is responsible for recommending to the Board for approval the structure and amount of non-employee director compensation, and such recommendations shall be made in consultation with a reputable executive compensation consulting firm that the Compensation Committee shall elect and engage.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2024, Millrose was not an independent public company and did not have a Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table provides information with respect to the beneficial ownership of Millrose’s common stock as of March 25, 2025 by (1) each person who is a beneficial owner of more than 5% of the outstanding shares of Millrose’s common stock, (2) each of Millrose’s directors and executive officers, and (3) all directors and executive officers as a group.

Except as otherwise noted in the footnotes below, each person or entity identified below has sole voting and investment power with respect to such securities. As of March 25, 2025, we had outstanding an aggregate of 166,003,497 shares of common stock on a fully diluted basis, including the shares of Class A common stock comprising approximately 20% of Millrose’s total outstanding common stock beneficially owned by Lennar, as described below.

Name of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned	Percent of Shares by Class Beneficially Owned
Directors and Executive Officers
Carlos A. Migoya	Class A common stock	10,106		*
Patrick Bartels	Class A common stock	—		*
Matthew B. Gorson	Class A common stock	2,500		*
Kathleen B. Lynch	Class A common stock	—		*
M. Alison Mincey	Class A common stock	—		*
Darren L. Richman(1)	Class A common stock	309,848		*
Garett Rosenblum	Class A common stock	5,900		*
Robert Nitkin	Class A common stock	3,225		*
Rachel Presa	Class A common stock	1,630		*
Adil Pasha	Class A common stock	—		*
All current directors and executive officers as a group (10 persons)	Class A common stock	333,209		*

Name of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned	Percent of Shares by Class Beneficially Owned
5% Stockholders
Lennar Corporation(2)
5505 Waterford District Drive, Miami, Florida 33126	Class A common stock	33,200,053	21.5%
Stuart Miller(3)	Class A common stock	838,334	*
5505 Waterford District Drive Miami, Florida 33126	Class B common stock	11,670,757	98.7%
The Vanguard Group(4)
100 Vanguard Blvd. Malvern, Pennsylvania 19355	Class A common stock	17,908,403	11.61%
BlackRock, Inc. (5)
50 Hudson Yards New York, New York 10001	Class A common stock	16,044,736	10.4%
Greenhaven Associates, Inc. (6)
600 Brickell Avenue, suite 1400 Miami, FL, 33131	Class A common stock	7,881,017	5.11%

*	Represents beneficial ownership or voting power of less than one percent (1%).
(1)	Consists of 265,848 shares owned directly by Mr. Richman and 44,000 shares held by a trust over which Mr. Richman has shared voting power and sole investment power.
(2)

Pursuant to the Schedule 13D filed on February 14, 2025, Lennar Corporation has sole voting power and sole dispositive power with respect to 33,200,053 shares. Lennar will not exercise its voting rights with respect to this stock for as long as it retains the shares, and Lennar expects to dispose of this stock through a subsequent spin-off, split-off, public offering, private sale or any combination of these potential transactions.

(3)

Pursuant to the Schedule 13Ds filed on February 14, 2025, of the shares reflected in the table, Mr. Miller directly or indirectly is the beneficial owner of 838,334 shares of Class A common stock and 11,670,757 shares of Class B common stock, which such shares consist of (i) 11,405 shares of Class A common stock in Mr. Miller’s 401K account of which Mr. Miller has sole voting and investment power, (ii) 269,025 shares of Class A common stock beneficially owned by the Miller Foundation, a charitable family foundation of which Mr. Miller has shared voting and investment power, (iii) 3,330 shares of Class A common stock beneficially owned by Stuart A. Miller 2024 GRAT, of which Mr. Miller has sole voting and investment power, (iv) 100,000 shares of Class A common stock beneficially owned by Stuart A. Miller 2024 GRAT 2, of which Mr. Miller has sole voting and investment power, (v) 204,574 shares of Class A common stock beneficially owned by the Stuart A. Miller Foundation, a charitable foundation of which Mr. Miller has shared voting and investment power, (vi) 250,000 shares of Class A common stock directly beneficially owned by Mr. Miller, (vii) 10,543,663 shares of Class B common stock beneficially owned by MP Alpha Holdings LLLP (“MP Alpha Holdings”), of which Mr. Miller has sole voting and investment power, (viii) 273,142 shares of Class B common stock beneficially owned by the Miller Charitable Fund LLLP (“Miller Charitable Fund”), a charitable fund of which Mr. Miller has sole voting and investment power and (ix) 853,952 shares of Class B common stock directly beneficially owned by Mr. Miller. Mr. Miller is on the board of directors of the Miller Foundation with each of his brother and sister and is therefore deemed to control such entity. Mr. Miller is trustee of each of the Stuart A. Miller 2024 GRAT and Stuart A. Miller 2024 GRAT 2. Mr. Miller is a director of the Stuart A. Miller Family Foundation. Mr. Miller is the sole officer and the sole director of LMM Family Corp. (“LMM”), which is the general partner of each of MP Alpha Holdings. MP Alpha Holdings is the holder of a majority of the partnership interests in Miller Charitable Fund and LMM is the general partner of Miller Charitable Fund.

(4)

Pursuant to the Schedule 13G filed on March 6, 2025, the Vanguard Group has shared voting power with respect to 62,063 shares, sole dispositive power with respect to 17,591,339 shares, and shared dispositive power with respect to 317,064 shares.

(5)

Pursuant to Schedule 13G filed on March 7, 2025, BlackRock, Inc. (“BlackRock”) has sole voting power with respect to 15,715,473 shares and sole dispositive power with respect to 16,044,736 shares. BlackRock reports that iShares Core S&P Small-Cap ETF has the power to direct the receipt of dividends from, or the proceeds from the sale of more than five percent or greater of our outstanding shares.

(6)

Pursuant to the Schedule 13G filed on February 19, 2025, Greenhaven Associates, Inc. has sole voting power with respect to 2,334,390 shares, shared voting power with respect to 5,546,627 shares, sole dispositive power with respect to 2,334,390 shares and shared dispositive power with respect to 5,546,627 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, stockholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the incorporation of Millrose, in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent (1%) of the average of our total assets at the year-end for the last two completed fiscal years.

Transactions with our Manager

The Manager is an affiliate and wholly-owned subsidiary of Kennedy Lewis. Kennedy Lewis and its affiliates provide structured capital solutions to publicly traded and private U.S. home builders for financing the acquisition of entitled land and the completion of Horizontal Development. This financing enables home builders to improve their capital efficiency by acquiring finished homesites on a “just in time” basis at the start of home construction, thereby reducing the home builder’s capital outlay and improving project level returns. Please see below for a description of the contractual relationship that governs the relationship between Millrose and our Manager.

Management Agreement

On the Distribution Date, Millrose and KL, as our Manager, entered into the Management Agreement. The Management Agreement requires the Manager to manage Millrose’s and its subsidiaries’ assets and day-to-day operations, subject to the supervision of the Board.

Pursuant to the terms of the Management Agreement, the Manager is responsible for, among other things, the acquisition, management and disposition of land assets and properties, compliance with laws and regulations, including as a public company, performing services and activities relating to the HOPP’R and ensuring compliance by Millrose with its responsibilities and obligations under the Lennar Agreements. In addition, the Manager is required to provide Millrose with sufficiently experienced and qualified personnel to perform all services, including officers of Millrose and its subsidiaries. Further, the Management Agreement includes a policy governing the allocation of investment opportunities not involving Lennar between Millrose and certain affiliates of Kennedy Lewis.

Pursuant to the Management Agreement, Millrose pays the Manager a management fee in an amount equal to 1.25% per annum of Tangible Assets (as defined in the Management Agreement) or 0.3125% per quarter to be calculated as set forth in the Management Agreement. The Management Fee is due and payable quarterly in advance as of the first day of each quarter. In addition, except for certain reimbursable expenses, all expenses incurred by Millrose and its subsidiaries in the ordinary course of business, including all Operating Expenses (as defined in the Management Agreement), will be paid for by the Manager and covered under the Management Fee.

The Management Agreement has an Initial Term of three years and will be automatically renewed for a one-year term on each anniversary date thereafter, unless earlier terminated or not renewed in accordance with the termination provisions of the Management Agreement, including, among other grounds, unsatisfactory performance by the Manager that is materially detrimental to Millrose and the Manager not presenting to the Board any candidates to succeed the Manager or the Key Men (as defined below), as applicable, for consideration within 60 calendar days. In the event of termination without cause, Millrose will pay the Manager a termination fee, as calculated in accordance with the Management Agreement. The Management Agreement also contains indemnification provisions by Millrose for the benefit of the Manager and its affiliates and by the Manager for the benefit of Millrose and its subsidiaries in certain circumstances.

In addition, the Management Agreement also includes a policy governing the allocation of investment opportunities not involving Lennar between Millrose and certain affiliates of Kennedy Lewis. Kennedy Lewis launched a Land Banking strategy in June 2021. Certain entities managed by affiliates of Kennedy Lewis are currently actively allocating capital in Land Banking: Fund III and KLRES. Fund III is advised by Kennedy Lewis Management LP and KLRES is advised by Kennedy Lewis Residential Property Income Advisors LLC, an affiliate and parent company of KL.

Under the Allocation Policy, the Manager will adhere to certain guidelines when allocating Land Banking investments not involving Lennar between Millrose, Fund III and KLRES during their respective investment periods, which may mean that certain Land Banking opportunities that would be advantageous for Millrose may instead be allocated to another entity advised by Kennedy Lewis.

During the time that KL serves as the Manager of Millrose, transactions with Other Customers that are directed by Lennar or others to Millrose, or that specifically request to engage in Land Banking with Millrose, including any follow-on transactions with such customers, KL will adhere to that preference and will direct 100% of the investment opportunity to Millrose, provided that Millrose has Available Capital (as defined in the Allocation Policy). Certain investment opportunities directly related to existing land banking investments of Kennedy Lewis or transactions with Other Customers that specifically request in writing not to engage with Millrose will be presented to Fund III and KLRES or through other KL vehicles. For all other transactions with Other Customers, KL will adhere to the allocation procedures in the Allocation Policy, which include assessing the entities suitable to accept an investment opportunity based on certain allocation considerations. Investment opportunities that are deemed appropriate for Millrose as well as Fund III and KLRES will be allocated on a rotation basis, such that Millrose will receive every other investment opportunity that is appropriate for Millrose, Fund III and KLRES.

Additionally, the Allocation Policy restricts Kennedy Lewis and its affiliates from raising funds, or engaging anybody else to raise funds for any entity or otherwise to provide Land Banking or any similar form of real estate financing, other than for Millrose or a subsidiary of Millrose, without consent of the Board, subject to certain exceptions.

The foregoing description of the Management Agreement is not complete and is qualified in its entirety by reference to the Management Agreement, a copy of which is attached to this Form 10-K as Exhibit 10.1 and is hereby incorporated by reference.

Transactions with Lennar

Lennar owns approximately 20% of the outstanding shares of Millrose’s common stock in the form of Class A common stock. Lennar will not exercise its voting rights with respect to this stock for as long as it retains the shares, and Lennar expects to dispose of this stock through a subsequent spinoff, split-off, public offering, private sale or any combination of these potential transactions. Millrose has not had any historical operations, business or record of financial performance (apart from what has been allocated to the Predecessor Millrose Business by Lennar). Please see below for a description of the contractual relationships that govern the relationship between Millrose and Lennar.

Founder’s Rights Agreement

On the Distribution Date, Millrose and U.S. Home, Lennar Homes Holding, LLC, a subsidiary of Lennar, and CalAtlantic Group, LLC, a subsidiary of Lennar (together, the “Lennar Parties”), entered into the Founder’s Rights Agreement pursuant to which U.S. Home maintains certain rights and benefits set forth therein that are exclusive to U.S. Home and its affiliates and may not be granted to any other person by Millrose without the written consent of U.S. Home.

Pursuant to the Founder’s Rights Agreement, until such time as the aggregate value of all cash and capital assets contributed by U.S. Home and held at a given time by Millrose and its subsidiaries is less than 10% of their total assets, and remains continuously below such 10% threshold for six consecutive months (such event, a “Sunset Threshold Event”), in the event the Management Agreement is terminated for any reason or no reason, including if Millrose terminates the Manager, if KL resigns as Manager or if the Manager assigns the Manager’s interest in the Management Agreement in violation thereof, U.S. Home has the right to consent or withhold consent to Millrose’s selection of a new manager and/or execution of any successor Management Agreement, which consent may not be unreasonably withheld or conditioned. Upon receipt of notice that the Manager intends to terminate the Management Agreement, or upon Millrose’s determination to replace the Manager, Millrose will promptly notify U.S. Home thereof. Millrose will present to U.S. Home one or more replacement manager candidates and/or a draft successor management agreement, and U.S. Home will have ten business days to object to such candidate and/or draft. U.S. Home’s failure to object within the ten-business day period will be deemed an approval of the candidate(s) and/or draft, as applicable.

The Founder’s Rights Agreement also provides that, until the occurrence of a Sunset Threshold Event, in the event that (i) both David K. Chene and Darren L. Richman (collectively, the “Key Men”) cease to exercise control over the management or the decision-making process at Kennedy Lewis, (ii) both Key Men cease to exercise direct or indirect control over the management of Millrose or (iii) either Kennedy Lewis and/or either Key Man transfers any membership interests of the Manager, directly or indirectly, to a company (or any affiliate thereof) engaged primarily in the building of single family homes in the United States or acquiring and developing homesites in the United States, U.S. Home will have the right to consent to the replacement(s) for Mr. Chene and/or Mr. Richman (the “Management Succession Consent Right”). Within ten days of the date on which the Manager has reason to believe that there will be a Management Change of Control within the following 90 days, Millrose will notify U.S. Home of such development. Promptly upon Millrose’s receipt of candidate successors to replace Mr. Chene and/or Mr. Richman from the Manager, Millrose will provide to U.S. Home the relevant background information about such candidates. U.S. Home will have ten business days to evaluate the candidate(s) and approve or reject such candidate(s). U.S. Home’s failure to respond within the ten-business day period will be deemed an approval of the candidate(s).

The Founder’s Rights Agreement further provides that in the event that Millrose issues additional shares of Class A common stock (or any other equity securities in a manner consistent with its charter) within 18 months of the Distribution Date to any Other Customer in exchange for Future Property Assets (i.e., any future Homesites, prospective Homesites, properties or other related land assets that Millrose may acquire with and pursuant to its arrangements with its customers, including U.S. Home and Other Customers) in a transaction with an aggregate value in excess of $500 million at a price per share lower than the price per share received by U.S. Home in exchange for the contribution of the Initial Founder Assets (as defined in the Founder’s Rights Agreement) (each, a “Subsequent Bulk Assets Contribution”), Millrose will issue an additional number of shares of Class A common stock to Millrose stockholders (the “Additional Equity Issuance”) equal to the number of additional shares the Lennar stockholders that received common stock on the Distribution Date would have received if the Distribution had been executed at the same price per share as what the Other Customer received in connection with the Subsequent Bulk Assets Contribution (such right, the “Effective Equity Price Protection Right”). The Additional Equity Issuance will be calculated as set forth in the Founder’s Rights Agreement.

Pursuant to the Founder’s Rights Agreement, U.S. Home has a “Capital Priority Right” which it may exercise (i) on the first day of the month immediately following the one-year anniversary of the Distribution Date; and (ii) thereafter, every three months on a designated date (each, a “Reservation Date”). On each Reservation Date, U.S. Home may reserve an amount up to the Priority Amount (as defined in the Founder’s Rights Agreement) for its activities pursuant to the Master Program Agreement, the Master Option Agreement, the Master Construction Agreement and any Multiparty Cross Agreement (collectively, the “Program Documents”) during the three-month period until the next Reservation Date (each such period, a “Reservation Period”) in accordance with the provisions set forth in the Founders’ Rights Agreement. The Capital Priority Right provides U.S. Home with an evergreen right to reserve for a certain period of time a certain amount of Millrose’s available capital exclusively for financing Future Property Asset acquisitions and land development activities (including the installation of all necessary infrastructure required to build homes, including drainage, sewage, water lines, roads, sidewalks, utility lines, grading, landscaping and, in certain cases, the construction of recreational facilities, common area elements and other amenities) for U.S. Home, which U.S. Home will “lose” if it does not “use” it during the Reservation Period, subject to certain conditions.

In the event Millrose fails to convey any Homesite(s) to U.S. Home or its affiliates, where U.S. Home (or its affiliate) is willing to pay the takedown price pursuant to the applicable Takedown Schedule of any Purchase Option, and such failure persists uncured for ten days following notice from U.S. Home that Millrose has failed to convey the subject Homesite accordingly (such failure to convey, a “Conveyance Default”), U.S. Home has an Enforcement Right to compel Millrose to sell U.S. Home the Homesite(s), which will be automatically and immediately available without the need for any court order or other third party action. If there is a Conveyance Default, U.S. Home may stop payment on all Monthly Option Payments (as defined below) with respect to all properties subject to any Program between U.S. Home and Millrose. The Founder’s Rights Agreement also provides for a dispute resolution mechanism.

If Millrose (through its subsidiaries) enters into any HOPP’R or other arrangements with any individual or entity that allows for option payments (or payments substantially similar to Monthly Option Payments) at a rate that is lower than U.S. Home’s (or its affiliate’s) Applicable Rate for Future Property Assets (any such event, an “Applicable Rate Adjustment Event”), U.S. Home will have the right to have its Applicable Rate commensurately adjusted for all new Future Property Assets acquired, or with respect to which an acquisition process has been initiated, within 180 days following the occurrence of the Applicable Rate Adjustment Event to match the lower rate agreed upon by the relevant Millrose and the third party; provided, however, that within 18 months of the date of the Distribution, Millrose may issue additional shares of Class A common stock (or any other equity securities in a manner consistent with its charter) to any Other Customer in exchange for Future Property Assets only if such transaction includes an option rate equal to or higher than the lower of (i) 9.5% and (ii) the Applicable Rate plus 1%.

Until the occurrence of a Sunset Threshold Event, Millrose may not enter into any third-party financing arrangements if such financing arrangement would cause its debt-to-equity ratio to exceed 1:1 without the prior written consent of U.S. Home. In addition, without the express written consent of U.S. Home, Millrose and its affiliates may not mortgage, pledge, hypothecate or otherwise encumber one or more residential properties in any collateralized financing arrangement, if any other property of Millrose subject to any customer right or option to purchase is also pledged as collateral in such financing.

In addition to U.S. Home’s ability to designate two “Pause Periods” pursuant to the Master Option Agreement, U.S. Home also has a “Pause Period Designation Right” pursuant to the Founder’s Rights Agreement to unilaterally elect to designate a pause period of up to six months in its sole discretion at any time with respect to any Property, during which time all takedown and construction deadlines for such Property will be extended, no closings will occur, and no payments will be made by Millrose to the contractor under the applicable construction agreement. However, in the event U.S. Home designates a Pause Period by exercising its Pause Period Designation Right, then U.S. Home will lose its Applicable Rate Adjustment Right for all new Future Property Assets until there are no longer any U.S. Home properties subject to a Pause Period.

In addition to the above-described rights, Lennar also has the Debt to Equity Ratio Limit Right and Secured Financing Collateral Consent Right described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt”

The foregoing description of the Founder’s Rights Agreement is not complete and is qualified in its entirety by reference to the Founder’s Rights Agreement, a copy of which is attached to this Form 10-K as Exhibit 10.2 and is hereby incorporated by reference.

Registration Rights Agreement

On the Distribution Date, Lennar and Millrose entered into the Registration Rights Agreement, pursuant to which Millrose agreed that, upon the exercise of Lennar’s demand registration rights, subject to certain limitations, Millrose must use its reasonable best efforts to affect the registration of the Retained Shares. Millrose will be responsible for all registration expenses in connection with Millrose’s performance of its obligations under the registration rights provisions. The Registration Rights Agreement contains customary indemnification and contribution provisions by Millrose for the benefit of Lennar (including its directors and officers) and, in limited situations, by Lennar for the benefit of Millrose (including its directors and officers) with respect to the information provided by Lennar included in any registration statement, prospectus or related document.

The foregoing description of the Registration Rights Agreement is not complete and is qualified in its entirety by reference to the Registration Rights Agreement, a copy of which is attached to this Form 10-K as Exhibit 10.3 and is hereby incorporated by reference.

HOPP’R License Agreement

On the Distribution Date, Lennar-Millrose HOPP’R, LLC, a subsidiary of Lennar (the “Sublicensor”), and Millrose Holdings, entered into the HOPP’R License Agreement, pursuant to which the Sublicensor granted to Millrose Holdings a non-exclusive, worldwide, royalty-free, non-transferrable license to use the HOPP’R and HOPP’R Mark (as defined in the HOPP’R License Agreement) (collectively, the “Licensed IP”) solely for Millrose Holdings’ and its affiliates’ internal business purposes. Millrose Holdings will also have the right to use any related intellectual property that may supplement the Licensed IP. As part of the Licensed IP, Millrose Holdings will also be able to use the “HOPP’R” trademark, including in marketing materials and other publications. The Manager is entitled to use Millrose’s HOPP’R Rights license in connection with the management and operation of Millrose. Millrose’s HOPP’R Rights license will be perpetual and will have no termination date, subject to certain limited termination conditions.

The foregoing description of the HOPP’R License Agreement is not complete and is qualified in its entirety by reference to the HOPP’R License Agreement, a copy of which is attached to this Form 10-K as Exhibit 10.4 and is hereby incorporated by reference.

Master Program Agreement

On the Distribution Date, Millrose and U.S. Home, Lennar Homes Holding and CalAtlantic entered into the Master Program Agreement.

Under the Master Program Agreement, and subject to the terms and conditions set forth therein, the Transferred Assets, Supplemental Transferred Assets (each as defined below) and Future Property Assets are or will be admitted to the Program. Millrose and its affiliates, including Millrose Holdings (together with Millrose, the “Millrose Entities”), and their respective subsidiaries and affiliates (together with Millrose and Millrose Holdings, the “Millrose Parties”) will acquire residential land and related rights, contract with the Lennar Parties to complete various on-site and off-site related improvements, and grant such Lennar Party an option to acquire homesites on such land in accordance with a pre-determined acquisition schedule and in conjunction with the HOPP’R.

“Admitted Properties”, as used in the Master Program Agreement, refers to the Properties acquired by the Millrose Parties for the benefit of the Lennar Parties and admitted to the Program. These Admitted Properties include the properties Lennar previously conveyed to certain Lennar subsidiaries and contributed to Millrose prior to the Distribution and the Supplemental Transferred Assets. The Master Program Agreement also sets out specified admission requirements for future Properties to be deemed Admitted Properties. These admission requirements include compliance with the Program Criteria, and Lennar providing to the Millrose Parties a proposed project report meeting the Program Criteria and completion of due diligence by the Manager. Properties will be admitted into the Program commencing on the Distribution Date until such time as the Lennar Parties and Millrose mutually agree in writing that Properties will no longer be admitted to the Program.

The Admitted Properties are grouped into pools with primary consideration given to diversity within pools across geographies, communities and home types. As to any pool, Lennar’s Total Payment Obligations (as defined in the Master Program Agreement) for the Transferred Assets will not exceed $50 million and for any future Admitted Properties will not exceed $25 million.

In the event a Lennar Party’s Purchase Options to acquire Homesites expire or are terminated prior to such Lennar Party acquiring all of the Homesites on an Admitted Property, then within 20 days of such expiration or termination, Millrose will have the right to request that a Lennar Party enter into an agreement to build out homes on the unpurchased Homesites for a fee, and the Lennar Parties will make a Lennar Party available to be engaged as a fee builder of homes, subject to the terms and conditions set forth in the Master Program Agreement.

Under the Master Program Agreement, Millrose has agreed, at Lennar’s request, to provide the Program to any residential home construction or real estate development company in the United States in which any Lennar Party has any amount of ownership interest or contractual business relationship, subject to certain conditions, including such company meeting the Program Criteria and Millrose having sufficient capital to finance such engagements.

The foregoing description of the Master Program Agreement is not complete and is qualified in its entirety by reference to the Master Program Agreement, a copy of which is attached to this Form 10-K as Exhibit 10.5 and is hereby incorporated by reference.

Master Option Agreement

On the Distribution Date, U.S. Home, Lennar Homes Holding, CalAtlantic and the Millrose Entities entered into the Master Option Agreement. Under the Master Option Agreement and the applicable Project Addendum, the applicable Millrose Party will grant Lennar an exclusive option to acquire the Homesites on each Admitted Property.

The term of each Purchase Option begins on the later of (i) the date of the Master Option Agreement, (ii) the applicable Millrose Party’s acquisition of such Admitted Property (if not already owned by the Millrose Party), and Lennar’s delivery of the Option deposit and (iii) the execution of a Project Addendum for the applicable Admitted Property. The Option term ends on the final takedown date specified in the applicable Takedown Schedule, unless earlier terminated pursuant to the Master Option Agreement and subject to extensions as provided in the applicable Project Addendum. The Lennar Parties may exercise a Purchase Option in accordance with the procedures set forth in the Master Option Agreement.

Under the Master Option Agreement and any applicable Project Addendum, a Lennar Party will acquire the Homesites according to a Takedown Schedule. The Lennar Party may extend acquisition dates by up to four quarterly extensions beyond the date provided in the Takedown Schedule, provided notice is given five business days before the end of the preceding month. Extensions adjust subsequent takedown timelines but require the Lennar Parties to meet the cumulative acquisition target set forth in the applicable Takedown Schedule. Lennar may accelerate takedowns of up to 50% of Homesites in a pool as of the date of the proposed accelerated takedown or elect to purchase all remaining Homesites in bulk. Bulk purchases exceeding 50% of a pool require concurrent completion of all Homesites in that pool.

Lennar may designate up to two Pause Periods of up to six months each under the Master Option Agreement if the Burns Home Value Index for the metropolitan statistical area (“MSA”) in which the Property is located shows a seasonally adjusted home sale pricing decline in the MSA of 10% or more, or a public health emergency occurs which does or is expected to materially and adversely impacts Lennar’s ability to construct, market and/or sell residences on an Admitted Property. Additionally, following expiration of the Pause Periods described in the foregoing sentence, two additional Pause Periods of up to six months each may be elected during the term of an option agreement subject to Millrose Holding’s approval. During Pause Periods, deadlines are extended, takedowns are paused and Lennar pays a reduced Monthly Option Payment at 50% of the Applicable Rate for the applicable Property.

In consideration for the grant of the Purchase Option, the applicable Lennar Party is required to make the following payments:

•	An initial deposit of 5% of projected total land acquisition and development costs for the Admitted Property which shall be confirmed and set forth in the applicable Project Addendum.

•	A monthly option payment calculated on a daily basis based on:

•

Invested Capital, which is (a) the aggregate amounts properly paid by the Millrose Parties to the Lennar Parties or other parties in connection with a Property pursuant to the Master Option Agreement, the Master Construction Agreement and any applicable Project Addendum, purchase agreement or nomination agreement, including, without limitation, the acquisition cost of the Property and the progress payments made to improve the Property (but excluding any costs which expressly are not reimbursable to Millrose pursuant to such agreements), less (b)(i) the aggregate purchase price paid by the Lennar Parties to the Millrose Parties for Homesites set forth on the Takedown Schedule, and (ii) any other payments or reimbursements paid by the Lennar Parties to the Owner Parties for such Property (including the initial deposit and any additional deposits) other than this monthly option payment; provided that with respect to the Transferred Assets and the Supplemental Transferred Assets, the “Allocated Value” set forth in the applicable Project Addendum for such Property shall be included in the Invested Capital for each such Property

•	multiplied by the Applicable Rate

•	divided by 360 days.

•	Additional deposits in certain specified circumstances, including prepayments if Millrose requires cash flow (up to 5% of the takedown price) or option termination payments.

•

All expenses provided for in the Master Option Agreement otherwise payable or attributable to the applicable Admitted Property which are due and payable during the Purchase Option term and all expenses related to maintenance, insurance and other obligations contained in the Master Option Agreement during the Purchase Option term.

The foregoing description of the Master Option Agreement is not complete and is qualified in its entirety by reference to the Master Option Agreement, a copy of which is attached to this Form 10-K as Exhibit 10.6 and is hereby incorporated by reference.

Master Construction Agreement

On the Distribution Date, U.S. Home, Lennar Homes Holding, CalAtlantic and the Millrose Entities entered into the Master Construction Agreement . The Master Construction Agreement governs the applicable Lennar Party’s obligation to perform construction services in order to complete the Work. Work consists generally of the construction of certain roads, sidewalks, fencing, sewers, drainage curbs, gutters, grading, retaining walls, landscaping, water lines and utility lines within, and adjacent to, the Homesites, and any physical improvements to common areas within the Property (excluding any improvements which are of a vertical nature and home construction). Except for Work to be performed by third parties, Lennar will be solely responsible for and have control over construction means, methods, techniques, sequences and procedures and for coordinating all portions of the Work and be responsible to the Millrose Entities for any acts or omissions of its employees, subcontractors and their agents and employees and all other persons performing portions of the Work. The Lennar Party must use commercially reasonable efforts to complete the Work by the completion date set forth in the applicable Project Addendum.

The Millrose Entities will pay all costs actually incurred by the applicable Lennar Party in the performance of the Work and its obligations under the Master Construction Agreement, up to the contract sum specified in the applicable budget specified in the Master Construction Agreement and applicable Project Addendum. The applicable Lennar Party is solely responsible for any cost overruns unless a consultant determines otherwise. Consultant fees will be allocated to the party whose position is not upheld. The Millrose Entities will not be responsible for paying certain costs incurred in performing the Work, including the Lennar Party’s employee salaries, overhead, development fees, capital expenses, or costs resulting from the Lennar Party’s knowing and willful misconduct and gross negligence.

The applicable Lennar Party will receive progress payments based on submitted applications and certificates. Final payment will be made when (i) the Lennar Party achieves completion of the Work, (ii) a complete final application for payment is submitted, (iii) the Lennar Party has submitted acceptable evidence to the Millrose Entities of the receipt of any final inspection and approval of the Work from all applicable authorities, (iv) if the applicable Option terminates prior to the Lennar Party having acquired all the Homesites, a soils compaction report is delivered, (v) if the Millrose Entities still own unpurchased Homesites, the Millrose Entities have received a conditional lien waiver and release from the Lennar Party and certain subcontractors relating to all Work for which final payment is being made, an unconditional lien waiver and release from the Lennar Party and certain subcontractors relating to all Work performed for which payments have previously been made and such other invoices or documentation as the Millrose Entities may reasonably request, provided, however, that in lieu of such lien releases, the Lennar Party may instead deliver to the Millrose Entities a certificate confirming that the applicable contractors and/or subcontractor have been or will be paid and (vi) if the applicable Option terminates prior to Lennar having acquired all of the Homesites, the Millrose Entities have received certified as-built plans pertaining to all improvements constructed in connection with the Work.

If the Millrose Entities breach the Master Construction Agreement by failing to pay, Lennar may offset amounts owed against its obligations under the Master Option Agreement and applicable Project Addendum, exercise lien rights, pursue legal recourse against Owner to recover delinquent amounts due and owing to Lennar, and/or terminate the Master Construction Agreement. If a Lennar Party breaches the Master Construction Agreement, the Millrose Entities may deduct costs for deficiencies, require the Lennar Party to complete the Work at its expense, or take over the site and complete the Work using other contractors.

The foregoing description of the Master Construction Agreement is not complete and is qualified in its entirety by reference to the Master Construction Agreement, a copy of which is attached to this Form 10-K as Exhibit 10.7 and is hereby incorporated by reference.

Multiparty Cross Agreement

On the Distribution Date, certain Lennar Parties and certain Millrose Parties entered into (and from time to time, such parties will enter into) several Multiparty Cross Agreements (the “Multiparty Cross Agreement”), each in connection with the establishment of a pool with respect to certain Admitted Properties pursuant to the Master Program Agreement, Master Option Agreement, Master Construction Agreement and the applicable Project Addendum.

Each Multiparty Cross Agreement establishes cross-termination rights for pools of Admitted Properties (the “Pool Properties”). In the event of the termination of a Purchase Option with respect to a Pool Property for any reason other than as a result of a default by the Millrose Parties without the applicable Lennar Party acquiring all Homesites on such Pool Property, then the applicable Millrose Party will have the right, but not the obligation, to terminate the Purchase Option with respect to any other Pool Property owned by such Millrose Party and recover from the Lennar Party. If the Purchase Option for a Pool Property has been terminated due to the Lennar Party’s default under the Master Option Agreement, then the Millrose Party will be entitled to pursue its rights and remedies under the Master Option Agreement, but the Lennar Party will not be deemed to be in default with respect to any other Pool Properties.

If a Lennar Party’s default under the Master Option Agreement with respect to a Pool Property (i) cannot be cured by the payment of money owed to the Millrose Party in connection with such Property, (ii) is not within the Lennar Party’s reasonable control to cure within the time period requirement under the Master Option Agreement and (iii) is limited to a particular Pool Property and the applicable Millrose Party elects to terminate the Option with respect to such Admitted Property as a result of such default, such Lennar Party may elect to consummate a bulk sale of the defaulted Property without being required to enter into a bulk sale with respect to any other Pool Property. This will resolve the default without triggering cross-termination rights for other Properties, and any previously exercised cross termination rights will be nullified.

The foregoing description of the Multiparty Cross Agreements is not complete and is qualified in its entirety by reference to the form of Multiparty Cross Agreement, a copy of which is attached to this Form 10-K as Exhibit 10.8 and is hereby incorporated by reference.

Payment and Performance Guaranty

In connection with the Master Program Agreement, the Master Option Agreement, the Master Construction Agreement and any related Project Addenda, on the Distribution Date, Millrose and Lennar entered into a payment and performance guaranty in favor of Millrose and its affiliates (for purposes of this section only, the “Guaranty Owner Parties”), under which Lennar irrevocably and unconditionally guarantees (i) the full punctual payment when due of any payment obligations of any of Lennar’s divisions and subsidiaries to Millrose under the Master Program Agreement and the Master Option Agreement and (ii) the full and punctual payment and performance of the payment and construction obligations of any of Lennar’s divisions and subsidiaries to the Guaranty Owner Parties under the Master Construction Agreement. If such obligations are not paid, or with respect to the Master Construction Agreement performed, Lennar will make such payments or perform such obligations after written demand by Millrose to Lennar. The Guaranty is a guaranty of payment, and with respect to the Master Construction Agreement of performance, and not merely a guaranty of collection or collectability.

The Guaranty is continuing, unlimited, absolute and unconditional and survives the termination of the Master Program Agreement, the Master Option Agreement, the Master Construction Agreement and any related Project Addenda until (i) termination of any such documents pursuant to its terms due to Millrose’s or any Guaranty Owner Party’s default thereunder or (ii) Lennar’s obligations described above are fully and indefeasibly paid and performed.

The foregoing description of the Guaranty is not complete and is qualified in its entirety by reference to the Guaranty, a copy of which is attached to this Form 10-K as Exhibit 10.15 and is hereby incorporated by reference.

Recognition, Subordination and Non-Disturbance Agreement

On the Distribution Date, U.S. Home, Lennar Homes Holding and CalAtlantic (for purposes of this section only, “Builder”), Millrose, Millrose Holdings and each Property LLC entered into the Recognition Agreement, pursuant to which Builder subordinates its rights, title, claims and interests in, to and under the Master Option Agreement and Master Construction Agreement to the lien of the Mortgages and the Pledge and Security Agreement.

Pursuant to the Recognition Agreement, Millrose has agreed, if Millrose acquires any Property or collateral pledged under the Pledge and Security Agreement as a result of Millrose’s exercise of any remedies under the Promissory Note, Mortgages and Pledge and Security Agreement (for purposes of this section only, the “Loan Documents”): (i) to perform Millrose Holdings’ obligations under the Loan Documents; (ii) to take no action that would prevent or be inconsistent with Builder’s exercise of its rights under the Recognition Agreement and the Master Option Agreement and Master Construction Agreement and (iii) if requested by Builder, to (a) execute any documents that are to be signed by a Note Borrower, (b) release any Mortgage or security interest under the Pledge and Security Agreement with respect to any common areas of streets created or dedicated in connection with the development of the Property and (c) subordinate any Mortgage or security interest under the Pledge and Security Agreement to any easement or declaration granted or created in connection with the development of the Property. In addition, upon the consummation of a Closing (as defined in the Master Option Agreement) with respect to all or any portion of a Homesite or any closing of a homesite that is part of a Property pursuant to an option agreement similar in nature to the Master Option Agreement, the estate granted by the Mortgage with respect to such Property will automatically terminate and be void.

Millrose has agreed to notify Builder at least ten business days before commencing a foreclosure with respect to a Mortgage or the pledge and to send a notice to Builder within ten business days after such commencement granting Builder the right, which shall be exercisable for not less than 30 business days from the date of Millrose’s notice, to purchase Millrose Holdings’ obligation to pay Millrose pursuant to the Promissory Note upon, and for no consideration other than, payments of all amounts due and owing by Millrose Holdings under the Promissory Note.

If a bankruptcy proceeding is commenced by or against Millrose Holdings, Millrose will not take action that would adversely affect (i) Builder’s rights under the Recognition Agreement, (ii) in any material respect Builder’s rights under the Master Option Agreement or Master Construction Agreement or (iii) Builder’s right to assert a claim in bankruptcy as a creditor or interested party, without Builder’s prior written consent.

The Recognition Agreement will terminate upon the (a) full, final and indefeasible payment of all amounts due under the Loan Documents and (b) the satisfaction in full of all of Property LLCs’ obligations under the Master Option Agreement and Master Construction Agreement.

The foregoing description of the Recognition Agreement is not complete and is qualified in its entirety by reference to the Recognition Agreement, a copy of which is attached to this Form 10-K as Exhibit 10.16 and is hereby incorporated by reference.

Rausch Letter Agreement

On February 10, 2025, Millrose completed its acquisition of land assets consisting of approximately 24,000 Homesites through the acquisition of 100% of the outstanding stock of RCH Holdings, Inc. for approximately $876 million in cash, which is net of option deposits funded by Lennar and other holdbacks. The Company funded the Supplemental Transferred Assets Transaction using cash on hand.

In connection with the Supplemental Transferred Assets Transaction, the Company entered into a letter agreement, dated as of February 6, 2025 (the “Rausch Letter Agreement”), with U.S. Home pursuant to which U.S. Home directed Millrose to, and Millrose agreed to (directly or indirectly), acquire the Supplemental Transferred Assets. The Supplemental Transferred Assets are optioned to Lennar and are subject to the same representations and protections consistent with Transferred Assets.

The foregoing description of the Rausch Letter Agreement is not complete and is qualified in its entirety by reference to the Rausch Letter Agreement, a copy of which is attached to this Form 10-K as Exhibit 2.1 and is hereby incorporated by reference.

Policy for Approval of Related Party Transactions

Our Board has adopted a related party transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000 and one of our executive officers, directors, director nominees or a person whom we know to beneficially own more than 5% of our outstanding shares of common stock (or their immediate family members), each of whom we refer to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related party transaction,” the related person must report the proposed related party transaction to our General Counsel to determine whether the transaction or relationship does, in fact, constitute a related party transaction. Under the policy, the proposed related party transaction will be reviewed and approved by the Audit Committee of our Board after full disclosure of the related person’s interest in the transaction and determination by our General Counsel that such transaction should be reviewed. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the Audit Committee will review and, in its discretion, may ratify the related party transaction. The policy will also permit the chair of the Audit Committee to review, and if deemed appropriate approve, proposed related party transactions that arise in between Audit Committee meetings, subject to ratification by the Audit Committee at its next meeting. Any related party transactions that are ongoing in nature will be reviewed annually. No member of the Audit Committee will be permitted to participate in any consideration of a related person transaction with respect to which that member or any of his or her immediate family is a related person.

A related party transaction to be reviewed under the policy will be considered approved or ratified if it is authorized by the Audit Committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the Audit Committee will review and consider relevant factors, including:

•	the related person’s interest in the related party transaction;

•	the approximate dollar amount involved in the related party transaction;

•	the approximate dollar amount of the related person’s interest in the related party transaction without regard to the amount of any profit or loss;

•	whether the related party transaction was or will be undertaken in the ordinary course of Millrose’s business;

•	the business reasons for, and the potential benefits to, Millrose to enter into the related party transaction;

•	whether the terms of the related party transaction are arm’s-length and in the ordinary course of Millrose’s business;

•	whether the related party transaction would impair the independence of an otherwise independent director;

•

whether the related party transaction would present an improper conflict of interest for any director or executive officer of Millrose (or any subsidiary of Millrose), taking into account the size and expected term of the related party transaction, the direct or indirect nature of the related person’s interest in the transaction, and the feasibility of recusal to minimize the conflict of interest; and

•	other facts and circumstances that bear on whether the relationship serves the best interests of Millrose and its stockholders.

Following the review, the Audit Committee will determine whether or not the transaction is fair, reasonable and consistent with the related party transaction policy, and whether the transaction should be approved or ratified.

The Audit Committee may approve or ratify the transaction only if the Audit Committee determines that, under all of the circumstances, the transaction is in the best interests of Millrose (including that the terms are fair and reasonably consistent with market terms). Related party transactions entered into, but not approved or ratified as required by the policy, will be subject to termination by Millrose.

The policy provides that, in the event there are any transactions that may involve or require any compensation of executive officers to be paid directly by Millrose (and not by KL or Kennedy Lewis, as would otherwise be the case under the Management Agreement), any such compensation shall be reviewed and approved by the Compensation Committee in the manner specified in its charter.

Director Independence

Our Board consists of five members, all of whom our Board has determined qualify as independent directors, according to the standards for independence specified by the NYSE. We intend that at all times a majority of the members of our Board will be persons who are deemed to be independent of us under the standards specified by the NYSE and who our Board determines are independent of Lennar under those standards. In addition, all the members of the Audit Committee and all the members of the Compensation Committee and Nominating and Corporate Governance Committee of our Board are independent under the NYSE and SEC standards of independence.

Item 14. Principal Accounting Fees and Services

Set forth below is information relating to the aggregate fees billed by Deloitte & Touche LLP (“Deloitte”) for professional services rendered for fiscal year 2024 as well as a description of each fee category. Due to the timing of the Spin-Off, a majority of the services presented below were approved by Lennar’s audit committee. After Millrose’s audit committee was constituted following the Spin-Off, it approved $600,000 of the fees presented below.

	Year ended December 31, 2024	Year ended December 31, 2023
Audit fees	$2,848,565	$925,000
Audit related fees	—	—
Tax fees	97,200	—
All other fees	—	—

Total	$2,945,765	$925,000

Deloitte’s professional fees are classified as follows:

•

Audit fees – These are fees for professional services performed for the audit of our annual combined financial statements, the required review of quarterly financial statements, registration statements and other procedures performed by independent auditors in order for them to form an opinion on our combined financial statements.

•

Audit-related fees – These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

•

Tax fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

•	All other fees – These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

Policy for the Pre-Approval of Audit and Permissible Non-Audit Services

For the year ending December 31, 2025 and all future periods, the Audit Committee will annually review and pre-approve the services that may be provided by the Company’s independent registered public accounting firm without obtaining further specific pre-approval from the Audit Committee. The Audit Committee also adopted a Pre-Approval Policy that contains a list of pre-approved services, which the Audit Committee may revise from time to time, based on subsequent determinations. The Audit Committee has delegated pre-approval authority to the chairperson of the Audit Committee, or another specified member of the Audit Committee. The chairperson of the Audit Committee or such specified member will report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

Our combined financial statements are included in Part II, Item 8 of this Form 10-K.

(a) (2) Financial Statement Schedules

All schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the combined financial statements or notes thereto.

(a) (3) Exhibits

Exhibit Number	Description

2.1	Letter Agreement, dated February 6, 2025, by and between U.S. Home, LLC and Millrose Properties, Inc. (incorporated by reference to Exhibit 2.1 to Millrose’s Current Report on Form 8-K filed with the SEC on February 10, 2025)

3.1	Articles of Amendment and Restatement of Millrose Properties, Inc., dated February 6, 2025 (incorporated by reference to Exhibit 3.1 to Millrose’s Current Report on Form 8-K filed with the SEC on February 7, 2025)

3.2	Amended and Restated Bylaws of Millrose Properties, Inc., dated February 7, 2025 (incorporated by reference to Exhibit 3.2 to Millrose’s Current Report on Form 8-K filed with the SEC on February 7, 2025)

4.1*	Description of Securities

10.1+	Management Agreement, dated February 7, 2025, by and between Millrose Properties, Inc. and Kennedy Lewis Land and Residential Advisors LLC (incorporated by reference to Exhibit 10.1 to Millrose’s Current Report on Form 8-K filed with the SEC on February 7, 2025)

10.2	Founder’s Rights Agreement, dated February 7, 2025, by and between Millrose Properties, Inc., U.S. Home, LLC, Lennar Homes Holding, LLC and CalAtlantic Group, LLC (incorporated by reference to Exhibit 10.2 to Millrose’s Current Report on Form 8-K filed with the SEC on February 7, 2025)

10.3	Registration Rights Agreement, dated February 7, 2025, by and between Lennar Corporation and Millrose Properties, Inc (incorporated by reference to Exhibit 10.3 to Millrose’s Current Report on Form 8-K filed with the SEC on February 7, 2025)

10.4	Sublicense Agreement, dated February 7, 2025, by and between Lennar-Millrose HOPP’R, LLC and Millrose Properties Holdings, LLC (incorporated by reference to Exhibit 10.4 to Millrose’s Current Report on Form 8-K filed with the SEC on February 7, 2025)

10.5	Master Program Agreement, dated February 7, 2025, by and among Millrose Properties, Inc., U.S. Home, LLC, Lennar Homes Holding, LLC, and CalAtlantic Group, LLC (incorporated by reference to Exhibit 10.5 to Millrose’s Current Report on Form 8-K filed with the SEC on February 7, 2025)

10.6	Master Option Agreement, dated February 7, 2025, by and among Millrose Properties, Inc., Millrose Properties Holdings, LLC, U.S. Home, LLC, Lennar Homes Holding, LLC, and CalAtlantic Group, LLC (incorporated by reference to Exhibit 10.6 to Millrose’s Current Report on Form 8-K filed with the SEC on February 7, 2025)

10.7	Master Construction Agreement, dated February 7, 2025, by and among Millrose Properties, Inc., Millrose Properties Holdings, LLC, U.S. Home, LLC, Lennar Homes Holding, LLC, and CalAtlantic Group, LLC (incorporated by reference to Exhibit 10.7 to Millrose’s Current Report on Form 8-K filed with the SEC on February 7, 2025)

10.8	Form of Multiparty Cross Agreement, dated February 7, 2025, by and among certain Lennar parties and certain Millrose parties (incorporated by reference to Exhibit 10.8 to Millrose’s Current Report on Form 8-K filed with the SEC on February 7, 2025)

10.9†	Credit Agreement, dated February 7, 2025, by and among Millrose Properties, Inc., as borrower, JPMorgan Chase Bank, N.A., as a lender and as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.9 to Millrose’s Current Report on Form 8-K filed with the SEC on February 7, 2025)

10.10	Promissory Note, dated February 6, 2025, issued by Millrose Properties Holdings, LLC and certain of the Property LLCs, in favor of Millrose Properties, Inc (incorporated by reference to Exhibit 10.10 to Millrose’s Current Report on Form 8-K filed with the SEC on February 7, 2025)

10.11	Form of Mortgage, dated February 6, 2025, by and between certain of the Property LLCs and Millrose Properties, Inc (incorporated by reference to Exhibit 10.11 to Millrose’s Current Report on Form 8-K filed with the SEC on February 7, 2025)

10.12	Pledge and Security Agreement, dated February 6, 2025, by and between Millrose Properties Holdings, LLC and Millrose Properties, Inc (incorporated by reference to Exhibit 10.12 to Millrose’s Current Report on Form 8-K filed with the SEC on February 7, 2025)

10.13	Payment and Performance Guaranty, dated February 7, 2025, by Lennar Corporation in favor of Millrose Properties, Inc. and each of its affiliates party thereto (incorporated by reference to Exhibit 10.13 to Millrose’s Current Report on Form 8-K filed with the SEC on February 7, 2025)

10.14	Recognition, Subordination and Non-Disturbance Agreement, dated February 7, 2025, by and among U.S. Home, LLC, Lennar Homes Holding, LLC, CalAtlantic Group, LLC, Millrose Properties, Inc., Millrose Holdings, LLC and certain of the Property LLCs (incorporated by reference to Exhibit 10.14 to Millrose’s Current Report on Form 8-K filed with the SEC on February 7, 2025)

10.15	Form of Indemnification Agreement (Directors and Officers) (incorporated by reference to Exhibit 10.15 to Millrose’s Current Report on Form 8-K filed with the SEC on February 7, 2025)

10.16+	Millrose Properties, Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to Millrose’s Current Report on Form 8-K filed with the SEC on February 7, 2025)

19.1*	Insider Trading Policy

19.2*	Supplemental Insider Trading Policy

21.1*	Subsidiaries of Millrose

23.1*	Consent of Deloitte & Touche LLP, an independent registered public accounting firm (Predecessor Millrose Business)

23.2*	Consent of Deloitte & Touche LLP, an independent registered public accounting firm (Millrose Properties, Inc.)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Erroneously Awarded Compensation Policy

*	Filed herewith.
**	Furnished herewith.
+	Identifies management contracts, compensatory plans or arrangements.
†

Certain schedules, annexes and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit upon the request of the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLROSE PROPERTIES, INC.

By:	/s/ Garett Rosenblum
Name:	Garett Rosenblum
Title:	Chief Financial Officer and Treasurer

Date: March 31, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darren L. Richman Darren L. Richman	Chief Executive Officer and President (Principal Executive Officer)	March 31, 2025

/s/ Garett Rosenblum Garett Rosenblum	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2025

/s/ Carlos A. Migoya Carlos A. Migoya	Director	March 31, 2025

/s/ Patrick Bartels Patrick Bartels	Director	March 31, 2025

/s/ Matthew B. Gorson Matthew B. Gorson	Director	March 31, 2025

/s/ Kathleen B. Lynch Kathleen B. Lynch	Director	March 31, 2025

/s/ M. Alison Mincey M. Alison Mincey	Director	March 31, 2025