Form 10-Q
period 2025-03-31
Millrose Properties, Inc.
filed 2025-05-14
CIK 2017206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-42476

Millrose Properties, Inc.

(Exact name of registrant as specified in its charter)

Maryland	99-2056892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
600 Brickell Avenue, Suite 1400 Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

(212) 782-3841

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	MRP	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of Class A common stock outstanding as of May 13, 2025: 154,183,686

The number of Class B common stock outstanding as of May 13, 2025: 11,819,811

i

GLOSSARY OF DEFINED TERMS

In this Quarterly Report on Form 10-Q (this “Form 10-Q”), the following terms and abbreviations have the meanings listed below.

Future Property Assets means any Homesites, prospective Homesites, properties or other related land assets that Millrose (through Millrose Holdings, the Property LLCs and subsidiaries other than Millrose Holdings and the Property LLCs (the “Other Subsidiaries”) may (i) acquire in the future pursuant to the Lennar Agreements or (ii) acquire in the future pursuant to any agreements that Millrose or its subsidiaries may negotiate and enter into with Lennar (outside of the Lennar Agreements), any Lennar Related Ventures or Other Customers, respectively, in the future.

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

HOPP’R means Lennar’s Homesite Option Purchase Platform, a comprehensive suite of systems and procedures that Lennar developed to operate and manage the acquisition, financing and development of land assets on a large scale, licensed to Millrose under the HOPP’R License Agreement, dated as of February 7, 2025, by and between Millrose and a wholly owned subsidiary of Lennar.

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

Land Under Development means land for which all discretionary entitlements, including all permits and approvals, have been received, and surveys and planning have been completed, and Horizontal Development is already underway, which must be substantially completed before home construction can begin, as further described in “Part I, Item 2. Properties—Description of the Transferred Assets and the Supplemental Transferred Assets—Geography, Value and Types of Transferred Assets and the Supplemental Transferred Assets” in the Form 10-K.

Lennar Agreements means the Master Program Agreement, Master Option Agreement, Master Construction Agreement, Multiparty Cross Agreements, Founder’s Rights Agreement, Registration Rights Agreement, each entered into on February 7, 2025 in connection with the Spin-Off and other agreements which Lennar or its subsidiaries and Millrose or Millrose Holdings may enter into from time to time in connection with Millrose’s (including Millrose Holdings) provision of the Recycled Capital HOPP’R to Lennar and/or that govern Lennar’s ongoing relationship with Millrose.

Lennar Related Ventures means any residential home construction or real estate development companies in the United States (i) in which Lennar has any amount of ownership interests or (ii) with which Lennar has any contractual business relationship, in each case, that is referred by Lennar to Millrose as a HOPP’R customer.

Master Construction Agreement means the Master Construction Agreement, dated as of February 7, 2025, by and between Millrose, Millrose Holdings and U.S. Home LLC, as described in “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Master Construction Agreement” in the Form 10-K, as supplemented by any terms and provisions contained in any Project Addenda.

Master Option Agreement means the Master Option Agreement, dated as of February 7, 2025, by and between Millrose, Millrose Holdings and U.S. Home LLC, as described in “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Master Option Agreement” in the Form 10-K, as supplemented by any terms and provisions contained in any Project Addenda.

Master Program Agreement means the Master Program Agreement, dated as of February 7, 2025, by and between Millrose and U.S. Home LLC, as described in “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Master Program Agreement” in the Form 10-K, as supplemented by any terms and provisions contained in any Project Addenda.

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

Recycled Capital HOPP’R means the Homesite Option Purchase Platform, as adjusted and refined to be used as a self-financing reliable land acquisition and Horizontal Development solution intended to provide home builders with (i) access to lower or competitive cost of capital on an ongoing “recycled” basis and (ii) more certainty about having reliable, consistent and uninterrupted access to capital, through both periods of strong market conditions and periods of market downturn or continued periods of weakened market conditions, subject to the assumptions detailed in our Form 10-K.

REIT means a real estate investment trust for the U.S. federal income tax purposes.

Spin-Off means the partial, taxable spin-off of Millrose Properties, Inc., a previously wholly-owned subsidiary of Lennar, that was effected by distributing approximately 80% of the outstanding shares of Millrose common stock to holders of Lennar common stock on February 7, 2025.

Supplemental Transferred Assets means all the Homesites and prospective Homesites acquired by Millrose in connection with the Supplemental Transferred Assets Transaction, using approximately $859 million of the cash contributed by Lennar to Millrose in connection with the Spin-Off as consideration. The Supplemental Transferred Assets included all of the land assets of Rausch Coleman Companies, LLC (“Rausch”) (except for any Homesites with homes actively under construction).

Supplemental Transferred Assets Transaction means the transaction between Millrose and Rausch, pursuant to which Millrose acquired the Supplemental Transferred Assets (through an acquisition of 100% of the stock of RCH Holdings, Inc., a newly formed parent holding company of Rausch) following the Spin-Off.

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

Transferred Assets means the current and future Homesite inventory described in “Part I, Item 2. Properties” in the Form 10-K other than the descriptions about Supplemental Transferred Assets and Future Property Assets.

TRS means a taxable REIT subsidiary, which is a fully taxable corporation that has jointly elected with the parent REIT to be treated as a taxable REIT subsidiary, defined under section 856 of the Internal Revenue Code of 1986, as amended (the “Code”).

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements including, in particular, statements about Millrose Properties, Inc.’s (“Millrose,” “we,” “us” or “our”) plans, strategies and objectives, as well as statements about Millrose’s business (including Millrose Properties Holdings, LLC (“Millrose Holdings”) and any of the other Millrose subsidiaries), and Millrose’s future plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “can,” “shall,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words or the negatives thereof intended to identify forward-looking statements. However, not all forward-looking statements contain these identify words. Specific forward-looking statements in this Form 10-Q include statements regarding:

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
•
expectations about the quality and value of our Homesites and the existence of any liabilities attached to the Homesites, and the adequacy of the protection, including of Lennar Corporation’s (“Lennar”) indemnification of Millrose in connection with the Supplemental Transferred Assets Transaction;
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
•
expectations and assumptions around our relationship with our Manager, an affiliate and wholly-owned subsidiary of Kennedy Lewis Investment Management LLC;
•
our status as a REIT and Millrose Holdings’ expected status as a TRS;
•
our status as an emerging growth company;
•
expectations around ownership limits of our Class A and Class B common stock (collectively, “common stock”); and
•
expectations and assumptions around our source of revenues, expected income, ability to secure financing or incur indebtedness.

Assumptions relating to these statements involve judgments with respect to, among other things, future macroeconomic, competitive and market conditions, future land values, future business decisions, future environmental conditions and relationships with our customers, all of which are difficult or impossible to accurately predict and many of which are beyond our control. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. The forward-looking statements contained in this Form 10-Q reflect our views as of the date of this Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate, and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved.

Investing in our common stock involves a high degree of risk. You should carefully review “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2025 (the “Form 10-K”) for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PRESENTATION OF FINANCIAL AND OPERATING DATA

Unless otherwise indicated, the financial information presented prior to the February 7, 2025 Spin-Off (as defined below) in this Form 10-Q is that of Lennar Corporation (“Lennar”, or the “Predecessor”).

Millrose Properties, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share amounts)

	March 31,	December 31,
	2025	2024
Assets
Inventories
Homesite inventory and other related assets	$6,998,924	$-
Land and land other development	-	2,978,807
Finished homesites	-	2,486,483
Total inventories	6,998,924	5,465,290
Cash	89,523	-
Option fee receivables	47,206	-
Other assets	16,703	-
Total assets	7,152,356	5,465,290
Liabilities and stockholders' equity
Accounts payable and accrued expenses	-	282,730
Builder deposits	684,594	-
Debt obligations	350,000	24,188
Development guarantee holdback liability	100,000	-
Deferred tax liabilities	56,890	-
Other liabilities	85,021	-
Total liabilities	1,276,505	306,918
Commitments and contingencies (See Note 8)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 0 shares issued at March 31, 2025	-	-
Class A common stock, $0.01 par value, 275,000,000 shares authorized, 154,183,686 shares issued at March 31, 2025	1,542	-
Class B common stock, $0.01 par value, 175,000,000 shares authorized, 11,819,811 shares issued at March 31, 2025	118	-
Predecessor equity	-	5,158,372
Additional paid-in capital	5,872,506	-
Retained earnings	1,685	-
Total stockholders' equity	5,875,851	5,158,372
Total liabilities and stockholders' equity	$7,152,356	$5,465,290

See Notes to the unaudited Condensed Consolidated Financial Statements.

Millrose Properties, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share amounts)

	Three months ended March 31,
	2025	2024
Option fee revenues and other related income	$82,698	$-
Operating expenses:
Management fee expense	12,104	-
Sales, general, and administrative expenses from pre-spin periods	24,960	56,987
Total operating expenses	37,064	56,987
Income (loss) from operations	45,634	(56,987)
Other income (expense):
Interest income	1,088	-
Interest expense	(2,536)	-
Total other income (expense)	(1,448)	-
Net income (loss) before income taxes	44,186	(56,987)
Income tax expense	4,380	-
Net income (loss)	$39,806	$(56,987)
Adjustment for expenses from pre-spin periods	24,960	-
Net income attributable to Millrose Properties, Inc. Common shareholders	$64,766	$(56,987)
Basic and diluted earnings per share of Class A and Class B Common Stock	$0.39	$-
Basis and diluted weighted average common shares outstanding of Class A and Class B Common Stock (1)	166,003,497	-

(1) Basic and diluted weighted average common shares for the three months ended March 31, 2025 represent the common shares issued at the Spin-Off, which are the common shares outstanding as of March 31, 2025. No publicly-listed shares were outstanding as of March 31, 2024.

See Notes to the unaudited Condensed Consolidated Financial Statements.

Millrose Properties, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except share amounts)

	Three Month Ended March 31, 2025
	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid	Retained	Pre-Spin Predecessors	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Earnings	Equity	Equity
Balance at December 31, 2024	-	$-	-	$-	-	$-	$-	$-	$5,158,372	$5,158,372
Net income (loss)	-	-	-	-	-	-	-	64,766	(24,960)	39,806
Adjustment for expenses from pre-spin periods	-	-	-	-	-	-	-	-	24,960	24,960
Common stock issued, Spin-Off	120,983,633	1,210	11,819,811	118	-	-	(1,328)	-	-	-
Common stock retained by Lennar at Spin-Off	33,200,053	332	-	-	-	-	(332)	-	-	-
Contribution from Lennar, Spin-Off	-	-	-	-	-	-	5,874,166	-	-	5,874,166
Reversal of Predecessor equity	-	-	-	-	-	-	-	-	(5,158,372)	(5,158,372)
Dividends declared ($0.38 per share on the Company’s Class A common stock and Class B common stock, payable on April 15, 2025)	-	-	-	-	-	-	-	(63,081)	-	(63,081)
Stockholders' Equity at March 31, 2025	154,183,686	$1,542	11,819,811	$118	-	$-	$5,872,506	$1,685	$-	$5,875,851

	Three Month Ended March 31, 2024
	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid	Retained	Pre-Spin Predecessors	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Earnings	Equity	Equity
Balance at December 31, 2023	-	$-	-	$-	-	$-	$-	$-	$4,458,961	$4,458,961
Loss	-	-	-	-	-	-	-	-	(56,987)	(56,987)
Stock based compensation	-	-	-	-	-	-	-	-	7,158	7,158
Contributions to Predecessor	-	-	-	-	-	-	-	-	(166,279)	(166,279)
Stockholders' Equity at March 31, 2024	-	$-	-	$-	-	$-	$-	$-	$4,242,853	$4,242,853

See Notes to the unaudited Condensed Consolidated Financial Statements.

Millrose Properties, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2025	2024
Cash flows from (used in) operating activities
Net income (loss)	$39,806	$(56,987)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Sales, general, and administrative expenses from pre-spin periods	24,960	-
Interest paid-in-kind	(2,617)	-
Stock based compensation	-	7,158
Amortization of discount	-	15
Amortization of debt financing costs	157	-
Changes in assets and liabilities
Land inventory	-	232,172
Option fee receivables	(47,206)	-
Other liabilities	6,123	-
Deferred tax liabilities	65	-
Net cash flows from (used in) operating activities	21,288	182,358
Cash flows from (used in) investing activities
Option deposits from Lennar, Spin-Off	584,848	-
Purchase of Rausch land assets	(858,938)	-
Investment in homesite inventory and other related assets	(978,480)	-
Sales of homesite inventory and other related assets	646,361	-
Net cash used in investing activities	(606,209)	-
Cash flows from (used in) financing activities
Cash contribution from Lennar, Spin-Off	415,152	-
Principal payments on debt	-	(16,079)
Net transfers to Predecessor	-	(166,279)
Payments for Spin-Off deal costs	(75,131)	-
Financing cost payments for revolving credit facility	(9,577)	-
Proceeds from revolving credit facility borrowings	450,000	-
Repayments of revolving credit facility borrowings	(100,000)	-
Payment of seller notes	(6,000)	-
Net cash flows from (used in) financing activities	674,444	(182,358)
Net increase in cash	89,523	-
Cash at beginning of period	-	-
Cash at end of period	$89,523	$-
Supplemental disclosures of non-cash activities
Non-cash impacts of Millrose Spin-Off
Homesite inventory contributed by Lennar, net of option deposits	$4,911,279	$-
Decrease in deferred tax liabilities	59,836	-
Liabilities for transaction deal costs and seller notes	(96,948)	-
Common stock issued, Spin-Off	(1,660)	-
Non-cash increase in additional paid-in-capital, Spin-Off	(4,872,506)	-
Reversal of Predecessor equity at Spin-Off	5,158,372	-
Non-cash impacts of Rausch land acquisition
Option deposits	(90,264)	-
Development guarantee holdback liability	(100,000)	-
Increase in deferred tax liabilities	(116,660)
Dividends declared but not paid	63,081	-
Supplemental disclosure of cash flow information
Cash paid for interest	$571	$-
Cash paid for income taxes	-	-

See Notes to the unaudited Condensed Consolidated Financial Statements.

Millrose Properties, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1. Description of Business

Millrose Properties, Inc. (“Millrose” or the “Company”) is a corporation incorporated under the laws of the State Maryland on March 19, 2024 in connection with a spin-off (the “Spin-Off) from Lennar to create an independent, publicly traded company. On February 7, 2025, the Spin-Off was completed through a distribution of 120,983,633 shares of Class A common stock of Millrose, par value $0.01 per share, and 11,819,811 shares of Class B common stock of Millrose, par value $0.01 per share, to Lennar’s common stockholders, together representing approximately 80% of Millrose’s outstanding common stock. Lennar retained 33,200,053 shares of Millrose’s Class A common stock, approximately 20% of Millrose’s outstanding shares of common stock. As a result of the Spin-Off, Millrose became an independent, publicly traded company listed on the New York Stock Exchange under the symbol “MRP”. In connection with the Spin-Off:

•
Millrose received contributions from Lennar of $5.5 billion in land assets, representing approximately 87,000 homesites, and $1 billion in cash, which included $585 million of cash deposits related to option contracts;
•
Millrose entered into a Revolving Credit Facility (as defined below) with a commitment amount of up to $1.335 billion that is scheduled to mature on February 7, 2028;
•
Millrose entered into multiple agreements with Lennar; which include the Founder’s Right Agreement, Registration Rights Agreement, HOPP’R License Agreement, Master Program Agreement, Master Option Agreement, Master Construction Agreement, Multiparty Cross Agreement, Payment and Performance Guaranty, Recognition, Subordination and Non-Disturbance Agreement;
•
Millrose entered into a management agreement (the “Management Agreement”) with Kennedy Lewis Land and Residential Advisors LLC (“KL” or the “Manager”) for KL to manage the day-to-day operations of Millrose, subject to the supervision of the Millrose board of directors (the “Board”).

Prior to the Spin-Off, the operations and financial information that represent the business assets that were spun off to Millrose were wholly owned by and under the common control of Lennar and are collectively referred to as the “Predecessor Millrose Business”. After the Spin-Off, Millrose is an independent company that is externally managed and advised by KL with personnel provided by the Manager and officers recommended by the Manager and appointed by the Board, and performing all business operations for Millrose and its subsidiaries.

Millrose is a holding company whose land banking operations are conducted through Millrose Properties Holdings, LLC (“Millrose Holdings”), a Delaware limited liability company and a wholly owned operating subsidiary of Millrose, and other subsidiaries. Millrose and its subsidiaries also may make non-land banking investments from time to time. Millrose purchases and develops residential land and sells finished homesites to homebuilders through option contracts with predetermined costs and takedown schedules. As fully developed homesites are taken down by the homebuilder, capital is recycled into future land acquisitions for homebuilders, providing each customer with uninterrupted access to capital. Through its subsidiaries, the Company holds finished homesites with homes under construction, finished homesites imminently ready for construction, land under development, land ready for development and land not yet ready for development.

On February 10, 2025, the Company acquired $1.158 billion in land assets, consisting of approximately 25,000 homesites through the acquisition of 100% of the outstanding stock of RCH Holdings, Inc., a newly formed parent holding company of Rausch Coleman Companies, LLC (“Rausch”), for approximately $859 million in cash, which is net of option deposits funded by Lennar and other holdbacks.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, certain footnotes or other financial information normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the combined financial statements in the Company’s Form 10-K for the year ended December 31, 2024.

The unaudited condensed consolidated financial statements include the financial statements of the Predecessor Millrose Business prior to the Spin-Off, which are derived from the accounting records of Lennar. The Predecessor financial statements represent a combination of entities under common control that have been prepared under the legal entity method of carving out financial statements and have been prepared based on the assets transferred to Millrose in the Spin-Off. The Predecessor financial statements reflect the expenses directly attributable to the Predecessor Millrose Business, and, land inventory assets and liabilities included in the Spin-Off, at Lennar’s historical basis. The financial statements of the Predecessor Millrose Business may not be indicative of Millrose’s future performance as an independent, publicly traded company following the Spin-Off and do not necessarily reflect what the financial position, results of operations, and cash flows would have been had Millrose operated as a separate, publicly traded company during the periods presented.

The basis of accounting of the Predecessor Millrose Business during the first quarter of 2024 is unchanged from that included in the notes to the combined financials statements in Form 10-K for the year ended December 31, 2024, which includes an allocation of all costs directly attributable to the Predecessor Millrose Business. The basis of accounting for the Predecessor Millrose Business during the first quarter of 2025 includes an allocation of the average daily expense in 2024, using this allocation method, to the period of January 1, 2025 through February 7, 2025. See “ Sales, General, and Administrative Expenses from Pre-Spin Period” in this Note 2 below for more information.

The unaudited condensed consolidated financial statements after the Spin-Off include the accounts of the Company and its subsidiaries, including Millrose Holdings and other subsidiaries. The basis of presentation of significant accounting policies documented below includes that of Millrose after the Spin-Off as of March 31, 2025.

All intercompany balances and transactions have been eliminated in consolidation.

Segment and Geographic Information

Prior to the Spin-Off, the Predecessor Millrose Business did not operate as a separate reportable segment. Subsequent to the Spin-Off, the Company operates and derives revenue from its portfolio of homesite inventory through option contracts. As of March 31, 2025, the Company’s operations are conducted in the United States with properties geographically located across 29 states. The Chief Executive Officer serves as the Company’s Chief Operating Decision Maker (the “CODM”) and evaluates performance and resource allocation on a portfolio basis. Additionally, the Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single operating and reportable segment (the “Reporting Segment”) for disclosure purposes in accordance with GAAP.

Net income attributable to Millrose, as presented on the Company’s unaudited condensed consolidated statements of operations, is a metric utilized by the CODM to assess the Reporting Segment’s performance and allocate resources. Total assets, as presented on the Company’s unaudited condensed consolidated balance sheets, is used to measure the Reporting Segment’s assets.

The Company will continue to monitor operations on an ongoing basis for any changes that may impact segment reporting as required under ASC 280, Segment Reporting.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash

The Company considers all investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates their fair values due to the short maturity period. As of March 31, 2025, cash was $89.5 million and consisted of highly liquid deposit accounts and the Company held no cash equivalents. The Predecessor Millrose Business held no cash and cash equivalents at December 31, 2024.

Option Fee Receivables

Option fee receivables are stated at their net realizable value. The Company assesses for potential credit losses based on historical experience, creditworthiness of customers, and current economic conditions relevant to the Company. Option fee receivables were $47.2 million as of March 31, 2025 as compared to $0 as of December 31, 2024.

Option fee receivables consist of amounts due from customers to maintain their purchase options on properties. Option fees are billed monthly and are due in the following month. As of the date of issuance of this Form 10-Q, all option fee receivables as of March 31, 2025 have been collected. Based on the short duration of receivables and collection of the full balance, the Company did not record a credit allowance as of March 31, 2025.

Inventories

Inventories consist of homesite inventory and other related assets which include the Company’s development loans secured by property intended for single-family residential use and the related interest receivable which is paid-in-kind. Total inventories were $7.0 billion as of March 31, 2025, as compared to $5.5 billion as of December 31, 2024.

The Company accounts for homesite inventory in accordance with ASC 360, Property, Plant, and Equipment. Homesite inventory is classified as land under development, or homesites finished. The Company’s homesite inventory is stated at cost and is monitored for indicators of impairment. The Company reviews for indicators of impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. If any such indicators are identified, the inventory is written down to fair value. The cost of inventory includes land acquisition costs, land development costs, and other costs directly attributable to homesite development. Finished homesites are classified as inventories until they are sold to customers through option contracts with predetermined costs and takedown schedules. At the time of sale, the book value of the homesite is removed from the balance sheet.

The Company classifies development loan receivables as inventories, in accordance with ASC 310, Receivables. The associated interest earned on development loans is structured as paid-in-kind interest and is also recorded as inventory. Development loans are recorded at the cost to acquire the principal portion less principal payments. Such loans are used for residential homesite property development, in line with the Company’s operating model. The interest earned is similar in economic substance to monthly option payments on inventory owned by the Company.

The Company reviews development loans for impairment in accordance with ASC 326, Financial Instruments - Credit Losses. The Company has determined that any expected credit losses would be immaterial to the Company and did not record a credit allowance as of March 31, 2025.

The following roll forward summarizes the change in inventories from the Spin-Off through March 31, 2025:

Three months ended,
(in thousands)	March 31, 2025
Homesite inventory and other related assets
Homesite inventory contributed by Lennar in Spin-Off (1)	$5,496,126
Land acquired from Rausch (2)	1,158,303
Investments in homesite inventory and other related assets (3)	1,022,703
Homesite inventory takedowns and other related paydowns (4)	(680,825)
Interest receivable paid-in-kind (5)	2,617
Total homesite inventory and other related assets as of March 31, 2025	$6,998,924

(1) Includes land contributed of $5.556 billion, less deferred tax asset adjustment of $59.8 million. Excludes option deposits of $584.8 million which are recorded as builder deposit liabilities in the unaudited condensed consolidated financial statements and when netted with homesite inventory contributed by Lennar is $4.911 billion of net non-cash contributions from Lennar.

(2) Includes land acquired of $1.049 billion plus deferred tax liability adjustment of $116.7 million, less earnest deposits of $7.6 million.

(3) Includes land additions of $326.9 million, development costs of $445.6 million, and investment in development loans of $250.2 million.

(4) Includes homesite inventory takedowns of $679.7 million and development loan paydowns of $1.1 million.

(5) Interest receivable for development loan that is paid-in-kind.

Deferred Financing Costs

Debt financing costs associated with the Revolving Credit Facility were paid on the date of the Spin-Off and are deferred and amortized to interest expense over the term of the financing. As of March 31, 2025, total deferred financing costs were $9.4 million, net of $0.2 million of amortization recorded to interest expense. Deferred financing costs are classified as other assets in the Company’s unaudited condensed consolidated balance sheets. See Note 5. Other Assets.

Builder Deposits

Builder deposits are option deposit payments received from customers under the Company’s option contracts. Builder deposits are contract liabilities for obligations to sell finished homesites to customers when the customers exercise their purchase options. Builder deposits are recorded as a liability at the time of customer payment. When the customers exercise their purchase option and acquire the finished homesite, the builder deposits are applied to the total takedown price owed by the customer. The liability is eliminated as takedown payments are made and recorded, along with the cash payment, as a reduction to the carrying amount of the inventory sold on the Company’s balance sheet. If customers do not exercise their purchase options, the deposit is forfeited as per the terms of the option contracts and recorded as income by the Company. The following is a roll forward of the builder deposit liability for the three months ended March 31, 2025, which reflects activity after the Spin-Off. There were no builder deposits for the Predecessor Millrose Business prior to the Spin-Off.

Three months ended,
(in thousands)	March 31, 2025
Builder deposits
Builder deposits, Spin-Off	$584,848
Builder deposits, Rausch land acquisition	90,264
Builder deposits, other additions	43,946
Homesite takedowns, options exercised	(34,464)
Total builder deposits as of March 31, 2025	$684,594

Development Guarantee Holdback Liability

As of March 31, 2025, the Company recorded a holdback liability of $100 million related to a site improvement guarantee (the “Site Improvement Guarantee Amount”) owed to Rausch pursuant to terms of the transaction documents for the acquisition of the Rausch land assets by the Company (the “Transaction Documents”). The Site Improvement Guarantee Amount is due within ten business days of the date that is the later of (i) two years following February 10, 2025, and (ii) the date on which development of 50% of certain assets subject to the Transaction Documents (the “Guaranteed Assets”) has been completed. The amount to be paid to Rausch pursuant to the Transaction Documents is the Site Improvement Guarantee Amount, less the aggregate amount by which actual development costs exceed the budgeted development costs for the Guaranteed Assets or such lesser amounts as may be designated in writing by Rausch.

Revenue Recognition

The Company’s primary source of revenue is monthly option payments from Lennar and other customers in consideration for maintenance of a purchase option with respect to a property. The Company enters into option contracts that grant its customers the exclusive option to purchase finished homesites using predetermined costs and takedown schedules. In consideration for the grant of the purchase option, the Company receives payments which include monthly option payments to maintain the exclusive purchase option of a property.

Monthly option payments are recorded as option fee revenue over time on a monthly basis, for the period the performance obligation to provide the exclusive purchase option is satisfied. Monthly option payments are calculated by applying a fixed contractual rate per terms of the option contract to (i) total value of the property or acquisition cost of the property (ii) the amount of reimbursements made by the Company to customers for the cost of horizontal development of the property, less (x) the takedown prices paid by customers to the Company and (y) any other payments or reimbursements paid by customers to the Company (which for the Transferred Assets from Lennar excludes deposits). At the end of each month, the Company calculates and invoices the monthly option fee to its customers for the cash consideration it expects to receive per terms of the option contract. The monthly option fee is recorded as option fee revenue in the period earned with an associated option fee receivable recorded in the accompanying balance sheets until payments are received. Monthly option payments are due within the following calendar month and reflect the amounts billed.

The Company also derives other related income from interest on the outstanding loan balance of development loans secured by residential property. The Company records the revenue on a monthly basis as the interest is earned. All interest earned is paid-in-kind.

For the three months ended March 31, 2025 and March 31, 2024, option fee revenues and other related income were $82.7 million and $0, respectively. Option fee revenues and other related income were comprised of $80.1 million option fee revenues and $2.6 million other related income for development loans. For the three months ended March 31, 2025, revenue earned from Lennar was in excess of 99% of total option fee revenue which is calculated per the terms of the Master Option Agreement.

Management Fee Expense

Pursuant to the Management Agreement, the Company pays KL a management fee in an amount equal to 1.25% per annum (0.3125% per quarter) of Tangible Assets, as defined in the Management Agreement (the “Management Fee”). The Management Fee is due and payable quarterly in advance as of the first day of each quarter and is reviewed by the Board.

Except for certain reimbursable expenses, all expenses incurred by Millrose and its subsidiaries in the ordinary course of business are covered under the Management Fee, including the costs of all administrative and operating functions and systems, office space and office equipment, public company expenses, expenses incurred in maintaining the Company’s REIT status, compensation and fees paid to officers, employees, directors, vendors, consultants, advisors, and other outside professionals. All employees are employed by KL (or an affiliate of KL), and their salaries are paid by KL (or an affiliate of KL); therefore the Company does not record personnel-related expenses, including salaries, benefits, and share-based compensation for any employees. All cash compensation and fees paid to the Board are also paid by KL and covered by the Management Fee. The Management Fee does not cover certain offering expenses, rating agency fees, fees incurred for services in connection with extraordinary litigation and mergers and acquisitions and other events outside the Company’s ordinary course of business, and, in certain circumstances, costs associated with the ownership and maintenance of land.

The Management Fee for the three months ended March 31, 2025 was $12.1 million, which covers services for the period from the Spin-Off date of February 7, 2025 through March 31, 2025, and was pro-rated based on the number of days during the quarter that the Management Agreement was in effect.

Sales, General, and Administrative Expenses from Pre-Spin Period

Sales, general, and administrative expenses from pre-spin period are costs directly attributable to the Predecessor Millrose Business prior to the Spin-Off, and include pre-Spin-Off operating and employee compensation costs for dedicated regional and divisional land teams tasked with acquiring and developing the homesites Lennar transferred to Millrose in the Spin-Off. For the three months ended March 31, 2024, these expenses were allocated to the Predecessor Millrose Business on a specific identification basis or, when specific identification was not practicable, a proportional cost allocation method primarily based on headcount, usage, or other allocation methods depending on the nature of the services. For the three months ended March 31, 2025, these expenses included an allocation for the period from January 1, 2025 through February 7, 2025 calculated as (i) the average daily expense allocated and recorded for the twelve months ended December 31, 2024, applied to (ii) days in the first quarter 2025 prior to the Spin-Off. The Company believes the allocation is representative in all material respects to the costs that are directly attributable to the Predecessor Millrose Business for the period from January 1, 2025 through February 7, 2025. Sales, general, and administrative expenses from pre-spin period were $25.0 million for the period of January 1, 2025 through February 7, 2025, and $56.9 million for the three months ended March 31, 2024.

Predecessor Millrose Business Income Taxes

The basis of accounting for income taxes for the Predecessor Millrose Business for the three months ended March 31, 2025 is unchanged from that disclosed in the notes to the combined financials statements included in Millrose’s Form 10-K for the year ended December 31, 2024. See Note 9. Income Taxes for additional information.

Income Taxes

The Company records income taxes using the asset and liability method set under ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as net operating loss and tax credit carryforwards as applicable. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the year in which the temporary differences are expected to be recovered or paid. The effect of the change in tax rates is recognized in earnings in the period when the changes are enacted. Interest related to unrecognized tax benefits is recognized in the financial statements as a component of income tax expense.

Deferred tax assets are recognized to the extent that it is more likely than not that they will be realized. The Company reviews the potential realization of deferred tax assets and establishes a valuation allowance to reduce the deferred tax assets if it is determined more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company considers all available positive and negative evidence, including recent financial performance, actual earnings (losses), future reversals of existing temporary differences, projected future taxable income, and tax planning strategies.

Millrose intends to elect to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ending December 31, 2025. So long as the Millrose qualifies as a REIT, it generally will not be subject to U.S. federal income tax on its net income that it distributes to its stockholders. To maintain its qualification as a REIT, Millrose will be required under the Code to distribute at least 90% of its REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to its stockholders and meet certain other requirements. If the Company fails to maintain its qualification as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Millrose relief under certain statutory provisions. Such an event could have a material adverse effect on its net income and net cash available for distribution to its members.

Millrose intends to elect for its wholly owned subsidiary Millrose Holdings and its indirectly wholly owned subsidiary RCH Holdings, Inc. to be taxable as taxable REIT subsidiaries (“TRSs”) and may form or acquire other direct or indirect wholly owned subsidiaries that will also elect to be taxed as TRSs in the future. TRSs are subject to taxation at regular corporate income tax rates.

See Note 9. Income Taxes for additional information.

Other Income (Expense)

The Company records revenue and expenses that are not directly related to the core operations of the Company as other income and expense. Other income (expense) for the three months ended March 31, 2025 included interest expense of $2.5 million for the Revolving Credit Facility and interest income of $1.1 million related to cash balances.

Fair Value Measurements

Certain assets and liabilities are required to be reported at fair value under GAAP. The framework for determining fair value provided by GAAP prioritizes the inputs used in measuring fair value as follows:

•
Level 1: Fair value determined based on quoted prices in active markets for identical assets or liabilities.
•
Level 2: Fair value determined using significant other observable inputs.
•
Level 3: Fair value using significant other unobservable inputs.

As of March 31, 2025 and December 31, 2024, there were no assets or liabilities measured at fair value on a recurring basis. Cash, option fee receivables, and other current liabilities approximate their fair values due to their short-term nature. The Revolving Credit Facility has a recorded value that approximates fair market value, as it bears interest at a rate that approximates fair market value. The Company’s inventory is stated at cost and is monitored for indicators of impairment. If any such indicators are identified, the inventory is written down to fair value. At March 31, 2025 and December 31, 2024, no indicators of impairment were noted.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the CODM and included within the segment measure of profit or loss, an amount and description of composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The Company adopted ASU 2023-07 effective for the Company’s fiscal year ending December 31, 2024, and interim reporting periods starting in the quarter ended March 31, 2025. See ‘Segment and Geographic Information” in Note 2. Basis of Presentation and Significant Accounting Policies for more information on the Company’s accounting policies for operating and reporting segments.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements on an interim and annual basis. ASU 2024-03 will be effective for the Company’s fiscal year ending December 31, 2027. Early adoption is permitted. The Company has elected not to early adopt and is currently evaluating the potential impact of ASU 2024-03 on its financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09 (“ASU 2023-09”) Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating the potential impact of ASU 2023-09 on its financial statements and disclosures.

Note 3. Business Transactions

Spin-Off from Lennar

On February 7, 2025, the Company completed the Spin-Off from Lennar through a distribution of approximately 80% of Millrose’s common stock to Lennar stockholders. Lennar retained the remaining 20% of total outstanding shares of Millrose’s common stock. The Company assessed the Spin-Off as a nonreciprocal transfer of assets from Lennar to its stockholders and accounted for it under ASC 845, Nonmonetary Transactions. The Company further assessed the assets transferred from Lennar as meeting the definition of a business under ASC 805, Business Combinations. The Company concluded that the transferred assets and activities collectively constitute a business under ASC 805, as they include (i) substantive inputs (homesite inventory and cash), (ii) processes (Lennar services as defined under the Master Program Agreement), and (iii) the capability to produce outputs (option fee income). The Company recorded the assets acquired and liabilities assumed based on the carrying value of these items as they were reflected on Lennar’s books and records as of the closing of the transaction. The strategic rationale for the Spin-Off is documented in Note 1. Description of Business.

The following are the Spin-Off related transactions, and accounting adjustments that the Company made in its unaudited condensed consolidated financial statements after the Spin-Off:

•
The Spin-Off was completed through a distribution of 120,983,633 shares of Class A common stock of Millrose, par value $0.01 per share, and 11,819,811 shares of Class B common stock of Millrose, par value $0.01 per share, to Lennar common stockholders. The par value of $1.3 million for this common stock issued was recorded as stockholders’ equity in the Company’s unaudited condensed consolidated balance sheets;
•
Lennar retained 33,200,053 shares of Class A common stock of Millrose, par value $0.01 per share. The par value of $0.3 million for these shares issued was recorded as stockholders’ equity in the Company’s unaudited condensed consolidated balance sheets;
•
Millrose received contributions from Lennar of $5.5 billion in land assets, representing approximately 87,000 homesites, and $1.0 billion in cash, which included $584.8 million of cash deposits related to option contracts. The Company recorded (i) the cash and land contributions as cash and homesite inventory, respectively, and (ii) the cash deposits for option contracts as builder deposit liabilities, in its unaudited condensed consolidated balance sheets;
•
The Company recorded liabilities for (i) seller notes of $19.0 million, and (ii) prepaid due diligence costs of $77.9 million acquired as part of the Spin-Off, in its unaudited condensed consolidated balance sheets; and
•
The Company recorded a deferred tax asset of $59.8 million in its unaudited condensed consolidated balance sheets.

The total Spin-Off related stockholders equity for contributions from Lennar was approximately $5.9 billion, which the Company recorded as additional paid-in capital in its unaudited condensed consolidated balance sheets. The Predecessor Millrose Business equity at the Spin-Off date was $5.2 billion, which was reversed from the Company’s unaudited condensed consolidated balance sheets as of the Spin-Off date.

In connection with the Spin-Off, the Company incurred approximately $77.9 million of Spin-Off related costs, primarily consisting of accounting, legal, banking, and advisory fees. These costs were recorded as incurred as a reduction of equity in the unaudited condensed consolidated financial statements.

Acquisition of Rausch Land Assets

On February 10, 2025, the Company completed the acquisition of land from Rausch consisting of approximately 25,000 homesites for approximately $859 million in cash, net of option deposits funded by Lennar and other holdbacks. The Company funded the transactions using cash on hand. The acquired homesite assets were approximately $1.0 billion. The Company assessed the acquired land assets as not meeting the definition of a business under ASC 805, Business Combinations and accounted for the transaction as an asset acquisition. Under ASC 805, Business Combinations, the cost of acquisition is allocated to the assets acquired on a relative fair value basis and no goodwill is recognized. Millrose did not incur transaction costs for the Rausch acquisition.

The purchase consideration for the asset acquisition was $1.158 billion, consisting of $858.9 million in cash, net of $90.3 million in option deposits, $100.0 million of development guarantee holdbacks, $116.7 million of deferred tax liabilities, and $7.6 million of earnest deposits. The total acquisition cost was allocated to the acquired land assets and was recorded at its purchase price of $1.158 billion.

The acquired land assets were recorded at the acquisition cost as homesite inventory in the Company’s unaudited condensed consolidated balance sheets. The Company recorded in its unaudited condensed consolidated balance sheets (i) the option deposits as builder deposit liabilities (ii) the development guarantee holdbacks as a holdback liability (iii) the deferred taxes as deferred tax liabilities, and (iv) earnest deposits as other assets.

Note 4. Related Party Transactions

Prior to the Spin-Off, the Company was a wholly owned subsidiary of Lennar. Following the Spin-Off, the Company is an independent company of which 20% of its shares are owned by Lennar as of March 31, 2025. The primary transactions between the Company and Lennar consist of payments for (i) monthly option payments from Lennar in consideration for its purchase options on properties, (ii) option deposits paid by Lennar for the exclusive purchase option of a property, and (iii) cash payments from Lennar when homesite purchase options are exercised.

As of March 31, 2025, the Company recorded the following related to Lennar in the unaudited condensed consolidated financial statements:

•
Option fee receivables of $47.2 million and other receivables of $0.4 million due from Lennar;
•
Homesite inventory of $5.7 billion; and
•
Option deposit liabilities of $559.2 million.

For the three months ended March 31, 2025, the Company derived 97% of its total operating revenues from Lennar. Given the concentration of revenue from Lennar, any significant adverse in Lennar’s financial condition could impact the Company’s operations and financial position. The Company believes it is not exposed to significant credit risk for Lennar as of the date of these unaudited consolidated condensed financial statements.

Following the Spin-Off, the Company is externally managed and advised by KL. The Company pays a Management Fee each quarter as described in Note 2. Basis of Presentation and Significant Accounting Policies, Management Fee. For the three months ended March 31, 2025, the management fee paid to KL was $12.1 million. There were no amounts payable to or amounts receivable from KL as of March 31, 2025.

Note 5. Other Assets

Other assets as of March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Earnest deposits and prepaid due diligence costs (1)	$6,858	$-
Deferred financing costs (2)	9,420	-
Other receivables (3)	425	-
Total other assets	$16,703	$-

(1) Includes earnest deposits for Rausch land acquisition of $5.8 million, due diligence costs for Rausch land acquisition of $1.8 million, and other earnest deposit reductions of $0.7 million.

(2) Deferred financing costs for Revolving Credit Facility.

(3) Other receivables from Lennar.

Note 6. Other Liabilities

Other liabilities as of March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Dividend payable (1)	$63,081	$-
Seller notes payable (2)	13,000
Deal costs payable (3)	2,817	-
Accrued interest payable (4)	1,809	-
Income tax payable (5)	4,314	-
Total other liabilities	$85,021	$-

(1) Payable for dividend declared by the Company on March 17, 2025, and paid on April 15, 2025. See Note 10.

(2) Loan payable to lender specific to a community acquired from Lennar.

(3) Deal costs payable related to Spin-Off.

(4) Accrued interest payable for Revolving Credit Facility.

(5) Federal income tax payable $3.6 million and state income tax payable $0.7 million.

Note 7. Debt Obligations

Revolving Credit Facility

On February 7, 2025, the Company entered into a credit agreement with a consortium of lenders with JPMorgan Chase Bank, N.A., as administrative agent for the lenders (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) with commitments in an aggregate amount of $1.335 billion. Availability under the Credit Agreement is subject to a borrowing base updated quarterly (or, at the Company’s option, monthly), which is calculated by reference to the value of certain real property assets, with advance rates that vary by asset category, and unrestricted cash and cash equivalents, with adjustments as specified in the Credit Agreement. The Revolving Credit Facility may be used by the Company to borrow loans or obtain standby letters of credit.

Loans under the Credit Agreement bear interest at the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus an applicable margin at the per annum rate of (i) 2.00%, if the Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 0.30 to 1.00, (ii) 2.25% if Leverage Ratio is greater than 0.30 to 1.00 and less than or equal to 0.40 to 1.00, and (iii) 2.50% if the Leverage Ratio is greater than 0.40 to 1.00. At the Company’s option, loans may instead bear interest at the Alternate Base Rate (as defined in the Credit Agreement) plus an applicable margin at the per annum rate of 1.00%, 1.25% or 1.50%, depending upon the Leverage Ratio.

Obligations under the Credit Agreement are secured by pledges by Millrose of (i) the promissory note of approximately $4.8 billion issued by Millrose Holdings to Millrose (the “Promissory Note”) as part of the recapitalization of Millrose Holdings prior to the Spin-Off, and (ii) the equity interests of Millrose Holdings. In addition, the Credit Agreement requires the Company to pledge (i) certain future promissory notes similar to the Promissory Note that Millrose may enter into with future subsidiaries and (ii) the equity interests of any future subsidiaries whose equity interests are not pledged for the benefit of the Promissory Note or any other similar promissory note or notes.

As of March 31, 2025, there were no guarantors under the Credit Agreement. The Company may elect to join certain of our subsidiaries to the Credit Agreement as guarantors from time to time, and in certain circumstances, the Credit Agreement requires the Company to cause certain future subsidiaries of its future that are not Taxable REIT Subsidiaries (as defined in the Credit Agreement) to become guarantors.

The Credit Agreement includes affirmative and negative covenants applicable to the Company and its subsidiaries, including limitations regarding indebtedness, liens, dividends and other restricted payments, investments, asset sales, transactions with affiliates, restrictive agreements, mergers and other fundamental changes, permitted lines of business, financial contracts, and designation of unrestricted subsidiaries. The Credit Agreement contains financial covenants, tested quarterly, consisting of a maximum Leverage Ratio, a minimum interest coverage ratio, and a minimum tangible net worth. The Credit Agreement also requires the Company to maintain all REIT requirements. As of March 31, 2025, the Company was in compliance with all covenants under the Credit Agreement.

The Credit Agreement contains events of default, including if KL shall cease to be the Company’s manager and a replacement manager reasonably acceptable to the required lenders is not appointed within 90 days.

The Credit Agreement is scheduled to mature on February 7, 2028 (the “Maturity Date”). Principal amounts outstanding under the Revolving Credit Facility are due in full on the Maturity Date. Interest on each drawdown is due quarterly for loans bearing interest at the Alternate Base Rate and on the last day of the applicable interest payment date for loans bearing interest at the Adjusted Term SOFR Rate.

The outstanding principal balance at March 31, 2025 was $350.0 million which the Company classified as debt obligations in its unaudited condensed consolidated balance sheets. Interest expense for the three months ended March 31, 2025 was $2.5 million, which included $2.4 million of interest and $0.1 million of amortized deferred financing fees. Interest payments for the three months ended March 31, 2025 were $0.6 million, the outstanding interest payable at March 31, 2025 was $1.8 million and is classified in other liabilities in the Company’s unaudited condensed consolidated balance sheets.

Predecessor Millrose Business Debt

The Predecessor Millrose Business’s debt as of March 31, 2024 consisted of promissory notes for the acquisition of land and community development district bonds. There was no outstanding Predecessor Millrose Business debt recorded on the Company’s unaudited condensed consolidated financial statements as of March 31, 2025.

Note 8. Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies, if any, are expensed as incurred. There is no material litigation nor, to management’s knowledge, any material litigation currently threatened against the Company. As of March 31, 2025, the Company had $5.3 billion of future land development commitments associated with its option contracts.

Note 9. Income Taxes

The provision for income taxes was $4.4 million for the three months ended March 31, 2025 as compared to $0 for the three months ended March 31, 2024:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Current
Federal	$3,650	$-
State	665	-
Total current income tax expense	4,315	-
Deferred
Federal	55	-
State	10	-
Total deferred income tax expense	65	-
Total income tax expense	$4,380	$-

The effective tax rate for the three months ended March 31, 2025 was 24.8%, as compared to an effective tax rate of zero for the three months ended March 31, 2024. A reconciliation of the statutory rate and effective tax rates was as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Statutory rate	21.0%	21.0%
State income rates, net of federal income tax benefit	3.8%	4.3%
Valuation allowance	0.0%	(25.3)%
Effective tax rate	24.8%	0.0%

Deferred income taxes represent the net tax effects of temporary differences between the financial statement carrying amounts and the corresponding tax basis of certain assets and liabilities related to the initial land basis spun off from Lennar and the acquisition of Rausch land assets. These differences result in the recognition of a deferred tax liability.

The Company’s deferred tax liabilities as of March 31, 2025 and December 31, 2024 were as follows:

(in thousands)	March 31, 2025	December 31, 2024
Deferred tax liabilities
Land basis adjustments, Spin-Off and acquired Rausch land assets	$56,825	$-
Homesite takedown adjustments	65	-
Total deferred tax liabilities	$56,890	$-

Millrose for the three months ended March 31, 2025

For the three months ended March 31, 2025, the effective tax rate included the income tax expense the Company incurred on the option fee income less any related expenses. The change in the effective tax rate as compared to the three months ended March 31, 2024 was primarily due to a valuation allowance in the first quarter of 2024 for the cumulative loss position of the carve-out Predecessor Millrose Business.

Predecessor Millrose Business for the three months ended March 31, 2024

The Predecessor Millrose Business did not have income taxes during the three months ended March 31, 2024 due to offsetting changes in valuation allowance against its deferred taxes that reduced income taxes and effective tax rate to zero.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of March 31, 2024 the Predecessor Millrose Business had federal and state income tax net operating loss carryforwards related to operations that may be carried forward from 10 to 20 years, or indefinitely, depending on the tax jurisdiction.

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances was assessed by the Predecessor Millrose Business based on the consideration of all available positive and negative evidence using a “more- likely-than-not” standard with respect to whether deferred tax assets will be realized. This assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, actual earnings, forecasts of future profitability, the duration of statutory carryforward periods, the Predecessor Millrose Business’s experience with loss carryforwards not expiring unused and tax planning alternatives. Based on this assessment, the Predecessor Millrose Business determined that it will not be able to realize its net operating loss carryforwards and recorded a valuation allowance against its deferred tax asset, which also reduced income taxes and effective tax rate to zero.

As of March 31, 2024, the Predecessor Millrose Business had no gross unrecognized tax benefits.

Note 10. Stockholders’ Equity

Authorized Capital Stock

As of March 31, 2025, the Company had, under its Charter, authorized capital stock of (i) 450,000,000 shares of common stock, par value $0.01 per share, consisting of 275,000,000 shares of Class A common stock and 175,000,000 shares of Class B common stock, and (ii) 50,000,000 shares of preferred stock, par value $0.01 per share.

Common Stock

For the three months ended March 31, 2025, the following transactions related to our common stock occurred in connection with the Spin-Off:

•
120,983,633 shares of Millrose Class A common stock were distributed to holders of Lennar common stock as of the close of business January 21, 2025;
•
11,819,811 shares of Millrose Class B common stock were distributed to holders of Lennar common stock as of the close of business January 21, 2025;
•
Lennar retained 33,200,053 shares of Millrose’s Class A common stock, representing approximately 20% of Millrose’s outstanding common stock.

As of March 31, 2025, the Company had outstanding an aggregate of 166,003,497 shares of common stock on a fully diluted basis.

Preferred Stock

As of March 31, 2025 there were no shares of preferred stock outstanding.

Dividends

On March 17, 2025, the Company declared a dividend of $0.38 to Class A common stockholders and Class B common stockholders of record as of the close of business April 4, 2025. The dividend was paid on April 15, 2025. The Company recorded a dividend payable of $63.1 million in other liabilities in the Company’s condensed consolidated balance sheets as of March 31, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans

On December 17, 2024, the Company’s sole stockholder at the time and its Board adopted the Millrose Properties, Inc. 2024 Omnibus Incentive Plan (the “2024 Incentive Plan”). As of March 31, 2025, no securities had been issued or granted pursuant to the 2024 Incentive Plan.

Stock Repurchases

There were no stock repurchases of the Company’s common stock during the quarter ended March 31, 2025.

Additional Paid In Capital

As of March 31, 2025, the Company’s additional paid in capital was approximately $5.9 billion, which primarily relates to the cash and land contributed by Lennar at the Spin-Off.

Predecessor Equity

The Company’s equity for the three months ended March 31, 2025 includes the reversal of the Predecessor Millrose Business equity, which was $5.2 billion at the date of Spin-Off.

Note 11. Earnings Per Share

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share. The Company has elected to use the number of shares outstanding as of the day of the Spin-Off, as the denominator number of shares for the period prior to the Spin-Off; an acceptable approach under ASC 260 that spun-off entities may use when the spin-off occurs within the financial reporting period. The outstanding shares at Spin-Off were unchanged as of March 31, 2025. For the three months ended March 31, 2025, basic and diluted earnings per share is calculated by dividing net income attributed to common stockholders after the Spin-Off by the basic and diluted weighted shares outstanding for the period. The pre-spin net loss of $25.0 million for the period from January 1, 2025 through February 7, 2025 is added back to net income for purposes of earnings per share. For the three months ended March 31, 2024, Lennar was the sole shareholder.

Basic and diluted earnings per share was calculated as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
(Dollars in thousands, except share amounts)
Numerator:
Net income (loss)	$39,806	$(56,987)
Adjustment for expenses from pre-spin periods	24,960	-
Numerator for basic and diluted earnings per share	$64,766	$(56,987)
Denominator:
Weighted average common shares outstanding - basic and diluted (1)	166,003,497	-
Basic and diluted earnings per share	$0.39	$-

(1) Basic and diluted weighted average common shares for the three months ended March 31, 2025 represent the common shares issued at the Spin-Off, which are the common shares outstanding as of March 31, 2025. No publicly-listed shares were outstanding as of March 31, 2024.

As of March 31, 2025 and March 31, 2024, there are no dilutive securities outstanding.

Note 12. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that require adjustment or disclosure in the financial statements except for the following:

On May 12th, 2025, the Company entered into a commitment with New Home Company (“New Home”) under which Millrose will provide land banking capital of up to $700 million to support New Home’s acquisition of Landsea Homes (“Landsea”). The Company’s commitment to fund will occur simultaneously with the closing of New Home’s acquisition of Landsea which is expected to close in the third quarter of 2025, and includes initial funding of up to $600 million at closing for the acquisition of a portfolio of homesites on which the Company will execute option agreements with New Home.

On May 13, 2025, Millrose entered into a $1 billion delayed draw term loan commitment from Goldman Sachs Bank USA and JPMorgan Chase Bank, N.A.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our accompanying unaudited condensed consolidated financial statements and the notes thereto included in “Part I, Item 1. Financial Statements” in this Form 10-Q and the audited combined financial statements of the Predecessor Millrose Business and the notes thereto included in the Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-Q, particularly under the section titled “Cautionary Statement Concerning Forward-Looking Statements.” The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected, or implied in the forward-looking statements. See the sections titled “Part I, Item 1A. Risk Factors” in our Form 10-K and “Part II, Item 1A. Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” herein for a discussion of the risks, uncertainties, and assumptions associated with these statements.

As further described in Note 1. Description of Business to our unaudited condensed consolidated financial statements included in “Part I, Item 1. Financial Statements” of this Form 10-Q, we completed the Spin-Off from Lennar on February 7, 2025. The financial information presented herein (i) for the periods prior to the February 7, 2025 Spin-Off is that of the Predecessor Millrose Business and is derived from the consolidated financial statements and accounting records of Lennar, and (ii) for the periods after the February 7, 2025 Spin-Off is that of Millrose and its subsidiaries. Millrose was formed on March 19, 2024 and has operated as an independent company since the Spin-Off on February 7, 2025.

Our Business

Millrose is a corporation incorporated under the laws of the State of Maryland on March 19, 2024. Our Company was formed in connection with the Spin-Off from Lennar to create an independent, publicly traded company that provides the HOPP’R to Lennar, Lennar Related Ventures and Other Customers. Millrose purchases and develops residential land and sells finished homesites back to homebuilders by way of option contracts with predetermined costs and takedown schedules. Millrose intends its “first of its kind” public vehicle to be attractive to homebuilders seeking to implement an asset-light strategy. As fully developed homesites are taken down by the homebuilder, capital is recycled into future land acquisitions for homebuilders, providing each customer with uninterrupted access to capital. Through our subsidiaries, we hold finished homesites with homes under construction, finished homesites imminently ready for construction, Land Under Development, land ready for development and land not yet ready for development. We are externally managed and advised by Kennedy Lewis Land and Residential Advisors LLC (“KL” or the “Manager”), pursuant to the Management Agreement between Millrose and KL entered into February 7, 2025 (the “Management Agreement”).

The Spin-Off and Related Transactions

On February 7, 2025 (the “Distribution Date”), we completed our Spin-Off from Lennar through a distribution of approximately 80% of Millrose’s outstanding common stock to holders of Lennar common stock as of the close of business on January 21, 2025. In connection with the Spin-Off, we received a contribution from Lennar of approximately $5.5 billion in land assets, representing approximately 87,000 Homesites, and cash of approximately $1 billion, which included $585 million of cash deposit liabilities related to option contracts with Lennar.

On February 10, 2025, we completed the acquisition of land consisting of approximately 25,000 Homesites through the acquisition of 100% of the outstanding stock of RCH Holdings, Inc., a newly formed parent holding company of Rausch, for approximately $859 million in cash, which is net of option deposits funded by Lennar and other holdbacks.

Invested Capital Activity for the First Quarter 2025

Invested capital is a non-GAAP financial measure that represents the balance on which monthly cash option fees are paid by counterparties. Invested capital includes certain components of our unaudited condensed consolidated financial statements related to (i) homesite inventory and other related assets and (ii) liabilities. Management uses invested capital as a measure of the capital deployed and believes that the figure is useful to investors because it serves as the basis for generating option fees and other related income. The most directly comparable GAAP financial measure is homesite inventory and other related assets as presented in the Company’s condensed consolidated balance sheets. This non-GAAP measure is presented solely to permit investors to more fully understand how our management assesses underlying performance and is not, and should not be viewed as, a substitute for GAAP measures, and should be viewed in conjunction with our GAAP financial measures. The table below reconciles GAAP reported homesite inventory and other related assets to invested capital as of March 31, 2025 and summarizes invested capital activity during the quarter:

	Three months ended March 31, 2025
(in thousands)	Lennar Master Agreement	Other Agreements	Total
Invested Capital Reconciliation of GAAP to Non-GAAP
GAAP reported Homesite inventory and other related assets	$6,611,624	$387,300	$6,998,924
Adjustments:
Remove: Net deferred tax assets and deferred tax liabilities from Homesite inventories	(56,824)	-	(56,824)
Remove: Earnest deposits from Homesite inventories	7,560	-	7,560
Remove: Interest receivable development loans	-	(2,617)	(2,617)
Add: Development holdback liability	(100,000)	-	(100,000)
Add: Builder deposit liabilities	(99,091)	(35,046)	(134,137)
Total Invested Capital as of March 31, 2025	$6,363,269	$349,637	$6,712,906
Invested Capital
Invested Capital as of February 10, 2025 (1)	$6,407,547	$-	$6,407,547
Takedown Proceeds (2)	(679,703)	(1,122)	(680,825)
Land Acquisition and Development Funding (3)	635,425	350,759	986,184
Invested Capital as of March 31, 2025	$6,363,269	$349,637	$6,712,906
Weighted Average Yield as of March 31, 2025 (4)	8.5%	11.7%	8.7%

(1) Includes Homesite inventory contributed by Lennar at Spin-Off and acquired from Rausch, less option earning deposits and other holdbacks.

(2) Reduction in investment balance from homesite sales pursuant to option agreements associated with the applicable category shown.

(3) Includes land acquisitions after February 10, 2025, net of option earning deposits.

(4) Based on average option rate and/or loan interest rate weighted by investment balance, assumes SOFR rate as of March 31, 2025.

During the three months ended March 31, 2025, we funded $635 million for land acquisition and development and received $680 million in net takedown proceeds under the Master Program Agreement. Funding for Other Agreements during this period was $350 million at a weighted average yield of 11.7%. On a total portfolio basis, the weighted average yield was 8.7% as of March 31, 2025.

Properties as of March 31, 2025

As of March 31, 2025, our Homesite assets consisted of 876 properties (also known as communities) in 29 states across the United States, totaling approximately 111,181 Homesites, with an approximate aggregate value of $6.7 billion of Homesite inventory. Of the Homesites owned as of March 31, 2025, we expect that total Takedown Prices of all Homesites to be approximately $10.9 billion, and the total estimated development costs of Homesites to be approximately $4.6 billion. The properties are geographically located in the United States.

As of March 31, 2025, our property assets are collectively located across 29 U.S. states. Approximately 46% of the property assets are concentrated in three states (California, Florida, Texas) in terms of number of Homesites and approximately 37% located in two strong housing market states: Florida (where Lennar has historically had a large portion of its real estate activities and is continuing to grow its real estate activities) and Texas (where we believe the market has healthy underlying demographic and/or economic trends primarily driven by generally steadily growing population).

As of March 31, 2025, the below table shows the location, number of properties, number of underlying Homesites and expected total Takedown Prices of our properties across 29 U.S. states and as set forth in the relevant Project Addenda:

State Location	Number of Properties	Number of Underlying Homesites (1)	Total Takedown Prices
Alabama	49	5,241	352,255
Arizona	27	3,181	325,314
Arkansas	51	4,633	308,935
California	53	11,031	2,271,678
Colorado	18	2,737	387,943
Delaware	9	992	162,435
Florida (2)	135	14,878	1,258,746
Georgia	19	2,625	276,477
Idaho	10	336	51,770
Illinois	11	401	38,499
Indiana	18	1,065	89,509
Kansas	7	838	82,080
Maryland	9	4,540	535,926
Minnesota	41	1,711	161,458
Missouri	4	352	28,495
Nevada	19	570	105,751
New Jersey	5	563	95,626
North Carolina	38	2,022	236,371
Oklahoma	56	11,112	689,867
Oregon	18	674	80,136
Pennsylvania	1	20	1,841
South Carolina	44	9,086	881,432
Tennessee	14	1,300	150,355
Texas	182	25,704	1,677,578
Utah	5	1,518	174,279
Virginia	10	2,141	241,437
Washington	13	1,063	173,549
Wisconsin	2	17	2,084
West Virginia	8	830	58,715
Total (3)	876	111,181	10,900,542

(1) Or prospective Homesites if fully entitled, as applicable.

(2) Excludes properties, Homesites, and Takedown Prices for investments associated with development loans.

(3) Totals may not foot due to rounding.

The below table is a summary of our pools of properties included in our property assets as of March 31, 2025:

	Lennar Master Program Agreement	Other Agreements	Terminated Options	Total
Number of Homesites (1)	109,574	1,607	-	111,181
Number of Pools	32	n/a (2)	-	32
Average Number of Properties per Pool	27.0	n/a (2)	-	27.0
Invested Capital (in billions) (3)	6.4	0.3	-	6.7
Total Project Costs (in billions) (4)(5)	10.6	0.4	-	10.9

(1) Number of Homesites excludes investments associated with development loans.

(2) There is currently no pooling amongst third party assets.

(3) Homesite inventory less deposits, deferred tax liability, and other holdbacks on post-spin acquired assets.

(4) Project costs exclude investments associated with development loans.

(5) Totals may not foot due to rounding.

As of March 31, 2025, the Homesites within the Master Program Agreement were included in 32 separate pools, in accordance with the applicable Multiparty Cross Agreements. The average number of properties per pool was 27 and the aggregate sum of all option deposits Lennar has made, or is obligated to make with respect to a new pool of Future Property Assets, shall not at any time exceed $50 million with respect to pools of the Transferred Assets and $25 million with respect to pools of Future Property Assets. Pools will be established with primary consideration given to diversity within pools across geographies, communities, and home types. Future Homesite option contracts outside of the Master Program Agreement with Lennar may or may not contain pooling arrangements. As of March 31, 2025, Homesites outside of the Master Program Agreement do not have a pooling arrangement.

Components of Results of Operations

The following is a summary of the key components of our operations for the three months ended March 31, 2025:

Options Fee Revenues and Other Related Income

Our primary source of revenue is monthly option payments from Lennar and Other Customers in consideration for maintenance of a purchase option in respect to a Property. We also derive other related income from interest earned on the outstanding loan balance of development loans secured by residential property.

Costs

Operating Expenses: Our operating expenses after the Spin-Off are composed of Management Fees paid to KL for management and advisory services. The fee is calculated as 1.25% of Tangible Assets (as defined in the Management Agreement) (the “Management Fee”). All employees are employed by KL and their salaries are paid by KL; therefore, we do not record personnel related expenses, including salaries, benefits, and share-based compensation for any employees. All cash compensation paid to our Board of Directors (the “Board”) and certain general and administrative expenses are covered by the Management Fee. The Management Fee does not cover offering expenses, costs incurred for services in connection with extraordinary litigation and mergers and acquisitions and other events outside of Millrose’s ordinary course of business, and, in some circumstances, costs associated with the ownership and maintenance of land. Any such expenses that are not covered by the Management Fee are paid for by Millrose and are recorded as general and administrative expenses or other expenses, as appropriate under GAAP.

Operating expenses prior to the Spin-Off include salaries, general and administrative expenses. These expenses have been allocated from Lennar based on a reasonable proportional cost allocation method primarily based directly on headcount, usage, or other allocation methods depending on the nature of the services.

Other Income and Expenses: We record interest income from our cash as other income as it is not part of the primary activities of the business. Other expenses also include interest expense related to our Revolving Credit Facility (as defined below) with commitments of $1.335 billion.

Results of Operations

The following discussion describes the results of operations for the three months ended March 31, 2025 versus the three months ended March 31, 2024. The financial data includes the combined results of operations for the Predecessor Millrose Business prior to the Spin-Off and the Millrose business after the Spin-Off. The results of operations include activity related to the acquired Rausch land assets from the February 10, 2025 acquisition date through March 31, 2025. We have a single operating and reportable segment in accordance with GAAP and our operations are conducted in the United States.

	Three months ended March 31,
(in thousands)	2025	2024
Option fee revenues and other related income	$82,698	$-
Operating expenses:
Management fee expense	12,104	-
Sales, general, and administrative expenses from pre-spin periods	24,960	56,987
Total operating expenses	37,064	56,987
Income (loss) from operations	45,634	(56,987)
Other income (expense):
Interest income	1,088	-
Interest expense	(2,536)	-
Total other income (expense)	(1,448)	-
Net income (loss) before income taxes	44,186	(56,987)
Income tax expense	4,380	-
Net income (loss)	$39,806	$(56,987)
Adjustment for expenses from pre-spin periods	24,960	-
Net income attributable to Millrose Properties, Inc. Common shareholders	$64,766	$(56,987)

Overview of Net Income (Loss)

Our net income was $39.8 million for the three months ended March 31, 2025, compared to a net loss of $56.9 million for the three months ended March 31, 2024. Our net income for the three months ended March 31, 2025 includes post Spin-Off income of $64.8 million, partially offset by pre-spin net loss of $25.0 million related to sales, general, and administrative expenses attributable to the Predecessor Millrose Business. The increase in net income for the three months ended March 31, 2025 compared to March 31, 2024 is due to (i) revenues earned after the Spin-Off and (ii) lower actual operating expenses after the Spin-Off versus an allocation prior to the Spin-Off, partially offset by (a) higher net interest expense, and (b) higher tax provision.

Option Fee and Other Related Income

Option fees and other related income was $82.7 million for the three months ended March 31, 2025, compared to $0 for the three months ended March 31, 2024. For the three months ended March 31, 2025 prior to the Spin-Off and for the three months ended March 31, 2024, the Predecessor Millrose Business did not have revenues, as all finished Homesites were transferred to the Predecessor Millrose Business’s parent company, who sold those homes to Lennar customers.

Management Fee Expense

Management fee expense for the three months ended March 31, 2025 was $12.1 million, compared to $0 for the three months ended March 31, 2024. Management fee expense represents the costs for KL management services after the Spin-Off and incurred through March 31, 2025.

Sales, General and Administrative Expenses from Pre-Spin Periods

Sales, general and administrative expenses from Pre-Spin periods were $25.0 million for the three months ended March 31, 2025, compared to $56.9 for the three months ended March 31, 2024. For the first quarter of 2025, the expenses were allocated by Lennar for the periods January 1, 2025 to the Spin-Off, which is the driver for the decrease as compared to the first quarter of 2024 which included sales, general, and administrative expenses for the full quarter. There were no sales, general and administrative expenses recorded after the Spin-Off.

Other Income and Expense

Other income and expense was a net expense of $1.5 million for the three months ended March 31, 2025, compared to $0 for the three months ended March 31, 2024. Other income and expenses for the three months ended March 31, 2025 includes interest expense for the Revolving Credit Facility entered into after the Spin-Off and interest income from the Company’s cash accounts after the Spin-Off. The Predecessor Millrose Business did not have other income and expenses for three months ended March 31, 2025 prior to the Spin-Off and for the three months ended March 31, 2024.

Net Income (Loss) Before Income Tax Expense

Net income from operations before income tax was $44.2 million for the three months ended March 31, 2025, compared to a net operating loss of $56.9 million for the three months ended March 31, 2024. Our net income from operations before taxes includes post Spin-Off net income before taxes of $69.1 million, partially offset by pre-spin net loss of $25.0 million related to sales, general, and administrative expenses attributable to the Predecessor Millrose Business. The increase in operating income is due to (i) revenues earned after the Spin-Off and (ii) lower operating expenses which due to lower management service fees after the Spin-Off compared to sales, general, and administrative expenses allocated prior to the Spin-Off, partially offset by higher net interest expense as a result of the Revolving Credit Facility.

Income Tax Expense

The provision for income taxes for the three months ended March 31, 2025 was $4.4 million, compared to $0 for the three months ended March 31, 2024. The first quarter 2025 tax provision resulted in an overall effective tax rate of 24.8%. There was no income tax expense for the Predecessor Millrose Business for the three months ended March 31, 2024 due to offsetting changes in the valuation allowance against its deferred taxes that reduced income tax and effective tax rate to zero. See Note 9. Income Taxes to the unaudited condensed consolidated financial statements for more information.

Liquidity and Capital Resources

As of March 31, 2025, we had $89.5 million cash on hand and approximately $1.0 billion capacity under our Revolving Credit Facility. Our primary sources of liquidity are cash flows from operations and debt financing under our Revolving Credit Facility of $1.335 billion. We believe that our existing cash on hand, cash generated from operations and available capacity under the Revolving Credit Facility will be sufficient to meet our liquidity needs in the short and long term. Our ability to satisfy our liquidity requirements depends on our future operating performance, which is affected by prevailing economic conditions, market conditions in the real estate industry and other factors, many of which are beyond our control.

Cash Flows

Our cash flows for the three months ended March 31, 2025 and 2024 are presented below. The financial data includes the results of cash flows for the Predecessor Millrose Business prior to the Spin-Off, which is derived from the financial statements of Lennar; and the Millrose business after the Spin-Off, which is derived from the accounting records of Millrose.

	Three months ended March 31,
(in thousands)	2025	2024
Cash flows from (used in)
Operating activities	$21,288	$182,358
Investing activities	(606,209)	-
Financing activities	674,444	(182,358)
Net increase (decrease) in cash	$89,523	$-

Cash Flows from Operating Activities

For the three months ended March 31, 2025, net cash from operating activities was $21.3 million. Our cash sources were $59.0 million consisting of option fee income of $32.9 million and interest income of $1.1 million, and pre-spin adjustments of $25.0 million. Our cash used was $37.7 million and consisted of our Management Fee payment to KL of $12.1 million, interest payments on our Revolving Credit Facility of $0.6 million, and Predecessor Millrose Business pre-spin-off net loss of $25.0 million.

For the three months ended March 31, 2024, net cash from operating activities was $182.3 million, primarily consisting of inventory takedowns of $232.1 million, and stock-based compensation of $7.1 million, which was partially offset by net operating loss of $56.9 million. All cash from the operating activities for the three months ended March 31, 2024 was allocated to the Predecessor Millrose Business by Lennar and not generated by the Predecessor Millrose Business itself.

Cash Flows from Investing Activities

For the three months ended March 31, 2025, net cash used in investing activities was $606.2 million. Our cash used was $1.837 billion, consisting of payments to acquire Rausch land assets of $858.9 million and investments in Homesite inventory and other related assets of $978.5 million. Our cash sources were $1.231 billion, consisting of option deposit payments from Lennar at Spin-Off of $584.8 million and takedowns of Homesite inventories and other related assets of $646.4 million.

Cash Flows from Financing Activities

For the three months ended March 31, 2025, net cash from financing activities was $674.4 million. Our cash sources were $865.1 million, consisting of cash contributed by Lennar at Spin-Off of $415.1 million and Revolving Credit Facility drawdowns of $450.0 million. Our cash used was $190.7 million, consisting of Spin-Off costs of $75.1 million, Revolving Credit Facility financing payments of $9.6 million, repayment of Revolving Credit Facility debt of $100.0 million, and payment on seller notes of $6.0 million.

For the three months ended March 31, 2024, net cash used in financing activities was $182.3 million, consisting of principal payment on debt of $16.1 million and transfers to Lennar of $166.2 million. All cash from the financing activities for the three months ended March 31, 2024 was allocated to the Predecessor Millrose Business by Lennar and not generated by the Predecessor Millrose Business itself.

Revolving Credit Facility

On the Distribution Date, we entered into a credit agreement with a consortium of lenders with JPMorgan Chase Bank, N.A., as administrative agent for the lenders (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) with commitments in an aggregate amount of $1.335 billion, of which $450 million has been borrowed, and $100 million has been repaid, as of March 31, 2025. Availability under the Credit Agreement is subject to a borrowing base updated quarterly (or, at our option, monthly), which is calculated by reference to the value of certain real property assets, with advance rates that vary by asset category, and unrestricted cash and cash equivalents, with adjustments as specified in the Credit Agreement. The Revolving Credit Facility may be used by us to borrow loans or obtain standby letters of credit.

Loans under the Credit Agreement bear interest at the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus an applicable margin at the per annum rate of (i) 2.00%, if the Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 0.30 to 1.00, (ii) 2.25% if Leverage Ratio is greater than 0.30 to 1.00 and less than or equal to 0.40 to 1.00, and (iii) 2.50% if the Leverage Ratio is greater than 0.40 to 1.00. At our option, loans may instead bear interest at the Alternate

Base Rate (as defined in the Credit Agreement) plus an applicable margin at the per annum rate of 1.00%, 1.25% or 1.50%, depending upon the Leverage Ratio.

Obligations under the Credit Agreement are secured by pledges by us of (i) the Promissory Note (as defined below) and (ii) the equity interests of Millrose Holdings. In addition, the Credit Agreement requires us to pledge (i) certain future promissory notes similar to the Promissory Note that Millrose may enter into with future subsidiaries and (ii) the equity interests of any future subsidiaries whose equity interests are not pledged for the benefit of the Promissory Note or any other similar promissory note or notes.

As of March 31, 2025, there were no guarantors under the Credit Agreement. We may elect to join certain of our subsidiaries to the Credit Agreement as guarantors from time to time, and in certain circumstances, the Credit Agreement requires us to cause certain of our future subsidiaries that are not Taxable REIT Subsidiaries (as defined in the Credit Agreement) to become guarantors.

The Credit Agreement includes affirmative and negative covenants applicable to us and our subsidiaries, including limitations regarding indebtedness, liens, dividends and other restricted payments, investments, asset sales, transactions with affiliates, restrictive agreements, mergers and other fundamental changes, permitted lines of business, financial contracts, and designation of unrestricted subsidiaries. The Credit Agreement contains financial covenants, tested quarterly, consisting of a maximum Leverage Ratio, a minimum interest coverage ratio, and a minimum tangible net worth. The Credit Agreement also requires us to be in compliance with all REIT requirements. As of March 31, 2025, we were in compliance with all covenants under the Credit Agreement.

The Credit Agreement contains events of default, including if KL shall cease to be our manager and a replacement manager reasonably acceptable to the required lenders is not appointed within 90 days.

The Credit Agreement is scheduled to mature on February 7, 2028.

See Note 7. Debt Obligations to our unaudited condensed consolidated financial statements included in “Part I, Item 1 Financial Statements” of this Form 10-Q for further description.

Debt to Equity Ratio Limit Right

In addition to the Credit Agreement, Millrose may seek to pursue other debt and expects to have access to a certain amount of debt and equity capital at least a portion of which is intended to be available for use in financing transactions with new customers. However, there is no guarantee that such sources of additional capital will be obtained on acceptable terms or at all or will be sufficient to cover all of Millrose’s business growth initiatives. As such, Millrose may also seek additional third-party financing to satisfy any additional capital needs or raise capital through equity and debt issuances into the market. Additionally, any third-party financing arrangements Millrose enters into may not cause its debt to equity ratio to exceed 1:1 (the “Debt to Equity Ratio Limit”), unless Millrose obtains the prior approval of Lennar.

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

Dividends

On March 17, 2025, our Board declared a dividend of $0.38 to be paid to holders of its Class A common stock and Class B common stock as of the close of business on April 4, 2025, which was paid on April 15, 2025. We intend to make regular dividend payments of at least 90% of our REIT taxable income to holders of our common stock out of assets legally available for this purpose. While we do not plan to do so, under currently applicable Internal Revenue Services guidance, approximately 80% of these dividends may be paid in the form of stock dividends, rather than in cash. Dividends will be authorized by our Board and declared by us based on a number of factors including actual results of operations, dividend restrictions under

Maryland law or applicable debt covenants, our liquidity and financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and any other factors our Board deems relevant. Subject to certain exceptions, distributions received from us will not be qualified dividends and will therefore be taxed at ordinary income rates to the extent of our current or accumulated earnings and profits.

Effects of Inflation and Seasonality

See discussion in the section “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K.

Promissory Note

As part of the recapitalization of Millrose Holdings prior to the distribution, on February 6, 2025, Millrose Holdings issued to Millrose a promissory note (the “Promissory Note”) of approximately $4.8 billion that is secured by a pledge of all equity interests in the Initial Property LLCs and unrecorded mortgages on the Transferred Assets.

We intend to amend the Promissory Note effective as of February 10, 2025, to reflect the updated principal balance of $5.1 billion associated with the Supplemental Transferred Assets Transaction and to add the Supplemental Property LLCs as borrowers under the Promissory Note. In the event that Millrose Holdings or another TRS of Millrose acquires additional land assets, the Promissory Note may be further amended to reflect such acquisitions. Alternatively, Millrose Holdings or another Millrose TRS may issue one or more additional promissory notes that are similar to the Promissory Note.

Mortgages

In connection with the Promissory Note, on February 6, 2025, each of the Initial Property LLCs delivered fully executed mortgages with respect to the Homesites that they own in favor of Millrose to secure the Promissory Note. Additionally, in connection with the Supplemental Transferred Assets Transaction, each of the Supplemental Property LLCs delivered fully executed mortgages with respect to the Homesites that they own in favor of Millrose to secure the Promissory Note. The Mortgages were not recorded initially, but each Initial Property LLC and Supplemental Property LLC is required to comply with Millrose’s request to amend the Mortgages so that they may be recorded if Millrose so requests.

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

Pledge and Security Agreement

In connection with the Promissory Note, Millrose Holdings entered into a Pledge and Security Agreement with Millrose on February 6, 2025 (as amended, the “Pledge and Security Agreement”), pursuant to which Millrose Holdings pledged a first priority perfected, continuing security interest in and lien on 100% of its membership interests in each Initial Property LLC and in all proceeds thereof (for purposes of this section only, the “Pledged Collateral”) as collateral for Note Borrower’s performance of its obligations under the Promissory Note and Mortgage. Except during the continuance of a Note Event of Default, Note Borrower will have the right to receive all distributions, interest and proceeds in respect of the Pledged Collateral.

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

REIT Tax Election and Income Taxes

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code and expect to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT qualifying activities is derived through our TRSs and is subject to applicable U.S. federal, state, and local income and franchise taxes. During the three months ended March 31, 2025, we recorded consolidated income tax expense of $4.4 million, which was attributable to our TRSs. We had no significant taxes associated with our TRS for the years ended December 31, 2024 or three months ended March 31, 2024.

We believe we qualify for taxation as a REIT under the Code, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. In addition, our TRSs are fully subject to applicable U.S., federal, state, and local income and franchise taxes.

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

We evaluate the tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50 percent probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the applicable statute of limitations, for all major jurisdictions, which include federal and certain states. We have no examinations in progress and none are expected at this time. We evaluate our tax positions using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. We had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2024 or March 31, 2025. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our combined statements of operations and comprehensive income (loss).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with GAAP which requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, including our contingent liabilities, as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Our actual results may differ from these estimates. Our critical accounting policies are those that require significant judgments, assumptions and estimates by management about matters that are inherently uncertain and because they are important for understanding and evaluating our financial results. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our financial statements.

Our accounting policies have been established to conform with GAAP. The preparation of the financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Listed below are the significant accounting policies and estimates that we believe are critical and require the use of significant judgment in their application. Our accounting policies are more fully described in Note 2. Basis of Presentation and Significant Accounting Policies of the notes to the condensed consolidated financial statements included in “Part I, Item 1 Financial Statements” of this Form 10-Q.

Revenue Recognition

Revenues related to monthly option payments from customers under our option contracts are recorded on a monthly basis over the period that the performance obligation to provide the exclusive purchase option is satisfied. Option fees are billed by the Company monthly and are due from customers in the following month. Cash payments received for option deposits are recorded as a liability and are applied to the total takedown price paid by the customer. If customers do not exercise their purchase options, the deposits are forfeited and the Company records the deposits as income. Payments received when customers exercise their purchase options and acquire Homesites from the Company are recorded as a reduction of the Homesite inventory carrying value on the balance sheet as of the date of the sale.

The Company also derives other related income from interest earned on the outstanding loan balance of development loans secured by residential property. The Company records the revenue on a monthly basis as the interest is earned. All interest earned is paid-in-kind.

Inventory

The Company accounts for Homesite inventory in accordance with ASC 360, Property, Plant, and Equipment. Homesite inventory is classified as land under development, or homesites finished. The Company’s Homesite inventory is stated at cost and is monitored for indicators of impairment. The Company reviews for indicators of impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. If any such indicators are identified, the inventory is written down to fair value. The cost of inventory includes land acquisition costs, land development costs, and other costs directly attributable to Homesite development. Finished Homesites are classified as inventories until they are sold to customers through option contracts with predetermined costs and takedown schedules. At the time of sale, the book value of the Homesite is removed from the balance sheet.

The Company classifies development loan receivables as inventories, in accordance with ASC 310, Receivables. The associated interest earned on development loans is structured as paid-in-kind interest and is also recorded as inventory. The development costs are recorded at the cost to acquire the principal portion less principal payments. The Company reviews its development loan receivables for impairment in accordance with ASC 326, Financial Instruments - Credit Losses.

Accounting for Spin-Off from Lennar

The Company assessed the Spin-Off as a nonreciprocal transfer of assets from Lennar to its stockholders and accounted for it under ASC 845 Nonmonetary Transactions. The Company further assessed the assets transferred from Lennar as meeting the definition of a business under ASC 805 Business Combinations and recorded the assets acquired and liabilities assumed based on the carrying value of these items as they were reflected on Lennar’s books and records as of the closing of the transaction.

Accounting for Acquisition of Rausch Land Assets

The Company assessed the acquired land assets as not meeting the definition of a business under ASC 805 Business Combinations and accounted for the transaction as an asset acquisition. Under ASC 805 Business Combinations, the cost of acquisition is allocated to the assets acquired on a relative fair value basis and no goodwill is recognized.

Recent Accounting Standards

For discussion of recently issued accounting standards, see Note 2. Basis of Presentation and Significant Accounting Policies to our unaudited condensed consolidated financial statements included in “Part I, Item 1 Financial Statements” of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rate and other market changes that affect our debt obligations and market sensitive investments. Interest rate changes may affect (i) the market for new homes, and therefore on the likelihood that purchase options will be exercised, (ii) debt obligations for our Revolving Credit Facility, and (iii) the ability to obtain other long-term debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. We seek to limit the impact of interest rate changes to earnings and cash flows and to lower our overall borrowing costs. In the future, we may use derivative instruments to hedge exposures to changes in interest rates on land secured by our assets on the value of the land we own. There have been no material changes from the market risk disclosure set forth in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in the Form 10-K.

As of March 31, 2025, we have $350 million outstanding borrowings under the Revolving Credit Facility.

Borrowings under our Revolving Credit Facility bear interest at a Term SOFR rate, plus 0.10% (the “Adjusted Term SOFR Rate”), plus an applicable per annum spread rate of 2.00%-2.50% based on the Leverage Ratio, as defined in the Credit Agreement. All outstanding principal is due and payable upon termination of the Revolving Credit Facility. Variable changes in interest rates related to the Term SOFR Rate are generally not expected to affect the fair value of outstanding borrowings on our Revolving Credit Facility but do affect our earnings and cash flows. Assuming no change in the amount outstanding as of March 31, 2025, the impact on interest expense of a 1% increase or decrease in the average interest rate would be approximately $0.4 million for the three months ended March 31, 2025 and $3.5 million on an annual basis over twelve months.

For additional information regarding our market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q as required by paragraph (b) of Rule 13a-15 or 15d-15 of the Exchange Act. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 and provided reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer evaluated for changes in internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred for the quarter ended March 31, 2025. Prior to the Spin-Off, the Predecessor Millrose Business relied on processes and internal controls over financial reporting performed by Lennar. After the Spin-Off, Millrose became an independent company and responsibility for these processes and controls were transferred to KL, the Manager for Millrose. These changes are not expected to materially affect or have an adverse impact on our ability to maintain adequate internal controls over financial reporting. Following the Spin-Off, new corporate and governance functions will continue to be implemented in order to meet the regulatory requirements of a stand-alone company.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Millrose is not currently a party to any legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks contained in “Part I, Item 1A. Risk Factors” of our Form 10-K and in other documents we file with the SEC, in evaluating Millrose and its business. There have been no material changes in our risk factors from those described in our Form 10-K. The risks described in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of Millrose’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

(a)
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

10.15	Form of Indemnification Agreement (Directors and Officers) (incorporated by reference to Exhibit 10.15 to Millrose’s Current Report on Form 8-K filed with the SEC on February 7, 2025)

10.16+	Millrose Properties, Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to Millrose’s Current Report on Form 8-K filed with the SEC on February 7, 2025)

10.17*	Form of Millrose Properties, Inc. Director Restricted Stock Unit Agreement

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

+ Identifies management contracts, compensatory plans or arrangements.

† Certain schedules, annexes and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit upon the request of the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLROSE PROPERTIES, INC.

By:	/s/ Garett Rosenblum
Name:	Garett Rosenblum
Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)

Date: May 14, 2025