Form 10-Q
period 2025-06-30
Millrose Properties, Inc.
filed 2025-07-31
CIK 2017206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

The number of Class A common stock outstanding as of July 30, 2025: 154,183,686

The number of Class B common stock outstanding as of July 30, 2025: 11,819,811

i

GLOSSARY OF DEFINED TERMS

In this Quarterly Report on Form 10-Q (this “Form 10-Q”), the following terms and abbreviations have the meanings listed below.

AFFO means the adjusted funds from operations, which are calculated as the net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate depreciation, adjusted to eliminate the impact of non-recurring items that are not reflective of ongoing operations and certain non-cash items that reduce or increase net income (loss) in accordance with GAAP, and also adjusted for income tax expense (other than income tax expenses of our TRS) that will not be incurred following our election and qualification to be subject to tax as a REIT for U.S. federal income tax purposes.

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

Other Agreements means any transaction agreements, other than the Lennar Master Program Agreement, including those entered into from time to time with Other Customers and other agreements which Other Customers and the Company may enter into from time to time in connection with the Company’s provision of the Recycled Capital HOPP’R to Other Customers and/or that govern Other Customers’ ongoing relationship with Millrose, and any entered into with Lennar on terms different than those of the Master Program Agreement.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements including, in particular, statements about Millrose Properties, Inc.’s (“Millrose,” and, together with its subsidiaries (unless the context otherwise requires), the “Company,” “we,” “us” or “our”) plans, strategies and objectives, as well as statements about Millrose’s business (including Millrose Properties Holdings, LLC (“Millrose Holdings”) and any of the other Millrose subsidiaries), and Millrose’s future plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “can,” “shall,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words or the negatives thereof intended to identify forward-looking statements. However, not all forward-looking statements contain these identify words. Specific forward-looking statements in this Form 10-Q include statements regarding:

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
•
expectations around ownership limits of our Class A and Class B common stock (collectively, “common stock”); and
•
expectations and assumptions around our source of revenues, expected income, ability to secure financing or incur and repay indebtedness, and ability to comply with restrictions contained in our debt covenants.

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

Millrose Properties, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share amounts)

	June 30,	December 31,
	2025	2024
Assets
Inventories
Homesite inventory and other related assets	$7,845,178	$-
Land and land under development	-	2,978,807
Finished homesites	-	2,486,483
Total inventories	7,845,178	5,465,290
Cash	66,575	-
Option fee receivables	46,635	-
Other assets	15,258	-
Total assets	7,973,646	5,465,290
Liabilities and stockholders' equity
Accounts payable and accrued expenses	-	282,730
Builder deposits	799,562	-
Debt obligations, net	1,011,162	24,188
Development guarantee holdback liability	100,000	-
Deferred tax liabilities	56,913	-
Other liabilities	131,760	-
Total liabilities	2,099,397	306,918
Commitments and contingencies (See Note 8)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 0 shares issued at June 30, 2025	-	-
Class A common stock, $0.01 par value, 275,000,000 shares authorized, 154,183,686 shares issued at June 30, 2025	1,542	-
Class B common stock, $0.01 par value, 175,000,000 shares authorized, 11,819,811 shares issued at June 30, 2025	118	-
Predecessor equity	-	5,158,372
Additional paid-in capital	5,872,687	-
Retained earnings	(98)	-
Total stockholders' equity	5,874,249	5,158,372
Total liabilities and stockholders' equity	$7,973,646	$5,465,290

See Notes to the unaudited Condensed Consolidated Financial Statements.

Millrose Properties, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share amounts)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Option fee revenues and other related income	$149,002	$-	$231,700	$-
Operating expenses:
Management fee expense	21,960	-	34,064	-
Stock-based compensation expense	181	-	181	-
Sales, general, and administrative expenses from pre-spin periods	-	59,761	24,960	116,748
Total operating expenses	22,141	59,761	59,205	116,748
Income (loss) from operations	126,861	(59,761)	172,495	(116,748)
Other income (expense):
Interest income	1,818	-	2,906	-
Interest expense	(10,285)	-	(12,821)	-
Other expenses	(866)	-	(866)	-
Total other income (expense)	(9,333)	-	(10,781)	-
Net income (loss) before income taxes	117,528	(59,761)	161,714	(116,748)
Income tax expense	4,768	-	9,148	-
Net income (loss)	$112,760	$(59,761)	$152,566	$(116,748)
Adjustment for expenses from pre-spin periods	-	-	24,960	-
Net income attributable to Millrose Properties, Inc. Common shareholders	$112,760	$(59,761)	$177,526	$(116,748)
Basic earnings per share of Class A and Class B Common Stock	$0.68	$-	$1.07	$-
Diluted earnings per share of Class A and Class B Common Stock	$0.68	$-	$1.07	$-
Basic weighted average common shares outstanding of Class A and Class B Common Stock (1)	166,003,497	-	166,003,497	-
Diluted weighted average common shares (2)	166,031,175	-	166,020,988	-

(1) Basic weighted average common shares for the three and six months ended June 30, 2025 represent the common shares issued at the Spin-Off, which are the common shares outstanding as of June 30, 2025. No publicly-listed shares were outstanding as of June 30, 2024.

(2) Diluted weighted shares for the three and six months ended June 30, 2025 include 28,300 restricted stock unit (“RSUs”) granted in the aggregate to each member of tbe Board under the 2024 Incentive Plan on April 3, 2025. The RSUs were unvested as of June 30, 2025.

See Notes to the unaudited Condensed Consolidated Financial Statements.

Millrose Properties, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except share amounts)

	Three Months Ended June 30, 2025
	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid	Retained	Pre-Spin Predecessors	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Earnings	Equity	Equity
Balance at March 31, 2025	154,183,686	$1,542	11,819,811	$118	-	$-	$5,872,506	$1,685	$-	$5,875,851
Net income (loss)	-	-	-	-	-	-	-	112,760	-	112,760
Common stock issued	-	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	181	-	-	181
Dividends declared	-	-	-	-	-	-	-	(114,543)	-	(114,543)
Stockholders' Equity at June 30, 2025	154,183,686	$1,542	11,819,811	$118	-	$-	$5,872,687	$(98)	$-	$5,874,249

	Three Months Ended June 30, 2024
	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid	Retained	Pre-Spin Predecessors	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Earnings	Equity	Equity
Balance at March 31, 2024	-	$-	-	$-	-	$-	$-	$-	$4,242,853	$4,242,853
Loss	-	-	-	-	-	-	-	-	(59,761)	(59,761)
Stock-based compensation	-	-	-	-	-	-	-	-	1,705	1,705
Contribution to Predecessor	-	-	-	-	-	-	-	-	(415,643)	(415,643)
Stockholders' Equity at June 30, 2024	-	$-	-	$-	-	$-	$-	$-	$3,769,154	$3,769,154

	Six Months Ended June 30, 2025

	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid	Retained	Pre-Spin Predecessors	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Earnings	Equity	Equity
Balance at December 31, 2024	-	$-	-	$-	-	$-	$-	$-	$5,158,372	$5,158,372
Net income (loss)	-	-	-	-	-	-	-	177,526	(24,960)	152,566
Adjustment for expenses from pre-spin periods	-	-	-	-	-	-	-	-	24,960	24,960
Common stock issued, Spin-Off	120,983,633	1,210	11,819,811	118	-	-	(1,328)	-	-	-
Common stock retained by Lennar at Spin-Off	33,200,053	332	-	-	-	-	(332)	-	-	-
Contribution from Lennar, Spin-Off	-	-	-	-	-	-	5,874,166	-	-	5,874,166
Reversal of Predecessor equity	-	-	-	-	-	-	-	-	(5,158,372)	(5,158,372)
Stock-based compensation	-	-	-	-	-	-	181	-	-	181
Dividends declared	-	-	-	-	-	-	-	(177,624)	-	(177,624)
Stockholders' Equity at June 30, 2025	154,183,686	$1,542	11,819,811	$118	-	$-	$5,872,687	$(98)	$-	$5,874,249

	Six Months Ended June 30, 2024
	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid	Retained	Pre-Spin Predecessors	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Earnings	Equity	Equity
Balance at December 31, 2023	-	$-	-	$-	-	$-	$-	$-	$4,458,961	$4,458,961
Loss	-	-	-	-	-	-	-	-	(116,748)	(116,748)
Stock based compensation	-	-	-	-	-	-	-	-	8,863	8,863
Contributions to Predecessor	-	-	-	-	-	-	-	-	(581,922)	(581,922)
Stockholders' Equity at June 30, 2024	-	$-	-	$-	-	$-	$-	$-	$3,769,154	$3,769,154

See Notes to the unaudited Condensed Consolidated Financial Statements.

Millrose Properties, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2025	2024
Cash flows from (used in) operating activities
Net income (loss)	$152,566	$(116,748)
Adjustments to reconcile net income (loss) to net cash from operating activities
Sales, general, and administrative expenses from pre-spin periods	24,960	-
Interest paid-in-kind	(5,657)	-
Stock-based compensation expense	181	8,863
Amortization of discount	-	80
Amortization of debt financing costs	1,520	-
Changes in assets and liabilities
Land inventory	-	709,600
Option fee receivables	(46,635)	-
Other assets	(859)	-
Accounts payable and accrued expenses	-	(1,895)
Other liabilities	4,217	-
Deferred tax liabilities	89	-
Net cash flows from operating activities	130,382	599,900
Cash flows from (used in) investing activities
Option deposits from Lennar, Spin-Off	584,848	-
Purchase of Rausch land assets, net of builder deposits	(858,938)	-
Investment in homesite inventory and other related assets, net of builder deposits	(2,497,097)	-
Sales of homesite inventory and other related assets, net of builder deposit credits	1,438,192	-
Net cash used in investing activities	(1,332,995)	-
Cash flows from (used in) financing activities
Cash contribution from Lennar, Spin-Off	415,152	-
Principal payments on debt	-	(17,978)
Net transfers to Predecessor	-	(581,922)
Payments for Spin-Off deal costs	(77,948)	-
Financing cost payments for revolving credit facility	(9,865)	-
Financing cost payments for delayed draw term loan facility	(14,070)	-
Proceeds from revolving credit facility borrowings	950,000	-
Repayments of revolving credit facility borrowings	(925,000)	-
Proceeds from delayed draw term loan facility	1,000,000	-
Dividends paid to shareholders	(63,081)	-
Payment of seller notes	(6,000)	-
Net cash flows from (used in) financing activities	1,269,188	(599,900)
Net increase in cash	66,575	-
Cash at beginning of period	-	-
Cash at end of period	$66,575	$-
Supplemental disclosures of non-cash investing and financing activities
Non-cash impacts of Millrose Spin-Off
Homesite inventory contributed by Lennar, net of option deposits	$4,911,279	$-
Decrease in deferred tax liabilities	59,836	-
Liabilities for transaction deal costs and seller notes	(96,948)	-
Common stock issued, Spin-Off	(1,660)	-
Non-cash increase in additional paid-in-capital, Spin-Off	(4,872,506)	-
Reversal of Predecessor equity at Spin-Off	5,158,372	-
Non-cash impacts of Rausch land acquisition
Option deposits	(90,264)	-
Development guarantee holdback liability	(100,000)	-
Increase in deferred tax liabilities	(116,660)	-
Builder deposits for investments in homesite inventory	(201,055)	-
Builder deposit credits for sales of homesite inventory	76,711	-
Reduction of debt for inventories financed by sellers	-	(13,905)
Dividends declared but not paid	114,542	-
Supplemental disclosure of cash flow information
Cash paid for interest	$8,731	$-
Cash paid for income taxes	8,500	-

See Notes to the unaudited Condensed Consolidated Financial Statements.

Millrose Properties, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1. Description of Business

Millrose Properties, Inc. (“Millrose” and, together with its subsidiaries, the “Company”) is a corporation incorporated under the laws of the State Maryland on March 19, 2024 in connection with a spin-off (the “Spin-Off) from Lennar to create an independent, publicly traded company. On February 7, 2025, the Spin-Off was completed through a distribution of 120,983,633 shares of Class A common stock of Millrose, par value $0.01 per share, and 11,819,811 shares of Class B common stock of Millrose, par value $0.01 per share, to Lennar’s common stockholders, together representing approximately 80% of Millrose’s outstanding common stock. Lennar retained 33,200,053 shares of Millrose’s Class A common stock, approximately 20% of Millrose’s outstanding shares of common stock. As a result of the Spin-Off, Millrose became an independent, publicly traded company listed on the New York Stock Exchange under the symbol “MRP”. In connection with the Spin-Off:

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

Millrose is a holding company whose land banking operations are conducted through Millrose Properties Holdings, LLC (“Millrose Holdings”), a Delaware limited liability company and a wholly owned operating subsidiary of Millrose, and other subsidiaries. Millrose and its subsidiaries also may make non-land banking investments from time to time. The Company purchases and develops residential land and sells finished homesites to homebuilders through option contracts with predetermined costs and takedown schedules. As fully developed homesites are taken down by the homebuilder, capital is recycled into future land acquisitions for homebuilders, providing each customer with uninterrupted access to capital. Through its subsidiaries, the Company holds finished homesites with homes under construction, finished homesites imminently ready for construction, land under development, land ready for development and land not yet ready for development.

On February 10, 2025, the Company acquired $1.158 billion in land assets, consisting of approximately 25,000 homesites through the acquisition of 100% of the outstanding stock of RCH Holdings, Inc., a newly formed parent holding company of Rausch Coleman Companies, LLC (“Rausch”), for approximately $859 million in cash, which is net of option deposits funded by Lennar and other holdbacks.

On May 12, 2025, the Company entered into a commitment with New Home Company (“New Home”) for Millrose to provide land banking capital of up to $700 million to support New Home’s acquisition of Landsea Homes (“Landsea”). On June 25, 2025, New Home completed the acquisition of Landsea and the Company funded land banking capital of $494.5 million at closing for the acquisition of a portfolio of homesites on which the Company executed option agreements with New Home. As a result of the transaction, the Company acquired $522.8 million in land assets, consisting of 4,186 homesites, for $494.5 million in cash, which is net of deposits of $28.3 million related to the option contracts.

In connection with the New Home transaction, on June 24, 2025, Millrose entered into the DDTL Credit Agreement (as defined below) that provides for a delayed draw term loan facility with commitments in the aggregate amount of $1.0 billion that is scheduled to mature on June 23, 2026. Proceeds of the DDTL Credit Facility (as defined below) were used to fund the New Home acquisition of Landsea and may be used for general corporate purposes (as further described below in Note 7. Debt Obligations).

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

The basis of accounting of the Predecessor Millrose Business for the three and six months ended June 30, 2024 is unchanged from that included in the notes to the combined financials statements in Form 10-K for the year ended December 31, 2024, which includes an allocation of all costs directly attributable to the Predecessor Millrose Business. The basis of accounting for the Predecessor Millrose Business for the six months ended June 30, 2025 includes an allocation of the average daily expense in 2024, using this allocation method, to the period of January 1, 2025 through February 7, 2025. See “ Sales, General, and Administrative Expenses from Pre-Spin Period” in this Note 2 below for more information.

The unaudited condensed consolidated financial statements after the Spin-Off include the accounts of the Company and its subsidiaries, including Millrose Holdings and other subsidiaries. The basis of presentation of significant accounting policies documented below includes that of Millrose after the Spin-Off as of June 30, 2025.

All intercompany balances and transactions have been eliminated in consolidation.

Segment and Geographic Information

Prior to the Spin-Off, the Predecessor Millrose Business did not operate as a separate reportable segment. Subsequent to the Spin-Off, the Company operates and derives revenue from its portfolio of homesite inventory through option contracts. As of June 30, 2025, the Company’s operations are conducted in the United States with properties geographically located across 29 states. The Chief Executive Officer serves as the Company’s Chief Operating Decision Maker (the “CODM”) and evaluates performance and resource allocation on a portfolio basis. Additionally, the Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single operating and reportable segment (the “Reporting Segment”) for disclosure purposes in accordance with GAAP.

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

Cash

The Company considers all investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates their fair values due to the short maturity period. As of June 30, 2025, cash was $66.6 million and consisted of highly liquid deposit accounts and the Company held no cash equivalents. The Predecessor Millrose Business held no cash and cash equivalents at December 31, 2024.

Option Fee Receivables

Option fee receivables are stated at their net realizable value. The Company assesses for potential credit losses based on historical experience, creditworthiness of customers, and current economic conditions relevant to the Company. Option fee receivables were $46.6 million as of June 30, 2025 as compared to $0 as of December 31, 2024.

Option fee receivables consist of amounts due from customers to maintain their purchase options on properties. Option fees are billed monthly and are due in the following month. As of the date of issuance of this Form 10-Q, all option fee receivables as of June 30, 2025 have been collected. Based on the short duration of receivables and collection of the full balance, the Company did not record a credit allowance as of June 30, 2025.

Inventories

Inventories consist of homesite inventory and other related assets which include the Company’s development loans secured by property intended for single-family residential use and the related interest receivable which is paid-in-kind. Total inventories were $7.8 billion as of June 30, 2025, as compared to $5.5 billion as of December 31, 2024.

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

The Company accounts for development loan receivables in accordance with ASC 310, Receivables. The associated interest earned on development loans is structured as paid-in-kind interest and is also recorded as inventory. Development loans are recorded at the cost to acquire the principal portion less principal payments. Such loans are used for residential homesite property development, in line with the Company’s operating model. The interest earned is similar in economic substance to monthly option payments on inventory owned by the Company.

The Company reviews development loans for impairment in accordance with ASC 326, Financial Instruments - Credit Losses. The Company has determined that any expected credit losses would be immaterial to the Company and did not record a credit allowance as of June 30, 2025.

The following roll forward summarizes the change in homesite inventory and other related assets from the Spin-Off through June 30, 2025:

Six months ended,
(in thousands)	June 30 2025
Homesite inventory and other related assets
Beginning balance as of February 7, 2025 Spin-Off date	$-
Homesite inventory contributed by Lennar in Spin-Off (1)	5,496,126
Land acquired from Rausch (2)	1,158,303
Investments in homesite inventory and other related assets (3)	2,699,890
Homesite inventory takedowns and other related paydowns (4)	(1,514,798)
Interest receivable paid-in-kind (5)	5,657
Total homesite inventory and other related assets as of June 30, 2025	$7,845,178

(1) Includes land contributed of $5.556 billion, less deferred tax asset adjustment of $59.8 million. Option deposits of $584.8 million for land contributed are recorded as builder deposit liabilities in the unaudited condensed consolidated financial statements and when netted with homesite inventory contributed by Lennar is $4.911 billion of net non-cash contributions from Lennar.

(2) Includes land acquired of $1.049 billion plus deferred tax liability adjustment of $116.7 million, less earnest deposits of $7.6 million.

(3) Includes land acquired of $1.885 billion, development costs of $524.0 million, and investment in development loans of $291.3 million.

Land additions include $522.8 million of land assets acquired in the New Home transaction.

(4) Includes homesite inventory takedowns of $1.509 billion and development loan paydowns of $5.2 million.

(5) Interest receivable for development loan that is paid-in-kind.

Deferred Financing Costs

The Company records deferred financing costs associated with the Revolving Credit Facility and DDTL Credit Facility and amortizes the costs to interest expense over the term of the financing. The Company records deferred financing costs in accordance with ASC 835, Interest. Financing costs for the Revolving Credit Facility are classified as other assets in the Company’s unaudited condensed consolidated balance sheets. As of June 30, 2025, deferred financing costs for the Revolving Credit Facility were $8.6 million, net of $1.3 million cumulative amortization recorded to interest expense. See Note 5. Other Assets. Financing costs for the DDTL Credit Facility are recorded as a direct deduction of the debt obligation and are classified as debt obligations with the outstanding loan balance in the Company’s unaudited condensed consolidated balance sheets. As of June 30, 2025, deferred financing costs for the DDTL Credit Facility were $13.8 million, net of $0.2 million cumulative amortization recorded to interest expense. See Note 7. Debt Obligations.

Builder Deposits

Builder deposits are option deposit payments received from customers under the Company’s option contracts. Builder deposits are contract liabilities for obligations to sell finished homesites to customers when the customers exercise their purchase options. Builder deposits are recorded as a liability at the time of customer payment. When the customers exercise their purchase option and acquire the finished homesite, the builder deposits are applied to the total takedown price owed by the customer. The liability is eliminated as takedown payments are made and recorded, along with the cash payment, as a reduction to the carrying amount of the inventory sold on the Company’s balance sheet. If customers do not exercise their purchase options, the deposit is forfeited as per the terms of the option contracts and recorded as income by the Company. The following is a roll forward of the builder deposit liability for the six months ended June 30, 2025, which reflects activity after the Spin-Off. There were no builder deposits for the Predecessor Millrose Business prior to the Spin-Off.

Six months ended,
(in thousands)	June 30, 2025
Builder deposits
Beginning balance as of February 7, 2025 Spin-Off date	$-
Builder deposits, Spin-Off	584,848
Builder deposits, Rausch land acquisition	90,264
Builder deposits, additions	201,055
Homesite takedowns, options exercised	(76,605)
Total builder deposits as of June 30, 2025	$799,562

Development Guarantee Holdback Liability

As of June 30, 2025, the Company recorded a holdback liability of $100 million related to a site improvement guarantee (the “Site Improvement Guarantee Amount”) owed to Rausch pursuant to terms of the transaction documents for the acquisition of the Rausch land assets by the Company (the “Transaction Documents”). The Site Improvement Guarantee Amount is due within ten business days of the date that is the later of (i) two years following February 10, 2025, and (ii) the date on which development of 50% of certain assets subject to the Transaction Documents (the “Guaranteed Assets”) has been completed. The amount to be paid to Rausch pursuant to the Transaction Documents is the Site Improvement Guarantee Amount, less the aggregate amount by which actual development costs exceed the budgeted development costs for the Guaranteed Assets or such lesser amounts as may be designated in writing by Rausch.

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

For the three months ended June 30, 2025 and June 30, 2024, option fee revenues and other related income were $149.0 million and $0, respectively, and were comprised of $141.1 million option fee revenues and $7.9 million other related income for development loans. For the six months ended June 30, 2025 and June 30, 2024, option fee revenues and other related income were $231.7 million and $0, respectively, and were comprised of $221.2 million option fee revenues and $10.5 million other related income for development loans. For the three and six months ended June 30, 2025, revenue earned from Lennar was in 95% and 97% of total option fee revenue, respectively, which is calculated per the terms of the Master Option Agreement.

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

The Management Fee for the three months ended June 30, 2025 was $22.0 million, which covers services for the period from April 1, 2025 through June 30, 2025. The Management Fee for the six months ended June 30, 2025 was $34.1 million, which covers the period from the Spin-Off date of February 7, 2025 through June 30, 2025 based on the number of days that the Management Agreement was in effect.

Stock-Based Compensation

On December 17, 2024, the Company’s sole stockholder at the time and its Board adopted the Millrose Properties, Inc. 2024 Omnibus Incentive Plan (the “2024 Incentive Plan”). The 2024 Incentive Plan authorizes the award of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. The Company accounts for RSU awards based on the grant date fair value and records the costs on a straight-line basis over the vesting terms as stock-based compensation expense in operating expenses and as an increase to additional paid in capital. See Note 11. Stock-Based Compensation for additional information.

Sales, General, and Administrative Expenses from Pre-Spin Period

Sales, general, and administrative expenses from pre-spin period are costs directly attributable to the Predecessor Millrose Business prior to the Spin-Off, and include pre-Spin-Off operating and employee compensation costs for dedicated regional and divisional land teams tasked with acquiring and developing the homesites Lennar transferred to Millrose in the Spin-Off. For the three and six months ended June 30, 2024, these expenses were allocated to the Predecessor Millrose Business on a specific identification basis or, when specific identification was not practicable, a proportional cost allocation method primarily based on headcount, usage, or other allocation methods depending on the nature of the services. For the six months ended June 30, 2025, these expenses included an allocation for the period from January 1, 2025 through February 7, 2025 calculated as (i) the average daily expense allocated and recorded for the twelve months ended December 31, 2024, applied to (ii) days in the first quarter 2025 prior to the Spin-Off. The Company believes the allocation is representative in all material respects to the costs that are directly attributable to the Predecessor Millrose Business for the period from January 1, 2025 through February 7, 2025. Sales, general, and administrative expenses from pre-spin period were $25.0 million for the period of January 1, 2025 through February 7, 2025. Sales, general, and administrative expenses for the three and six months ended June 30, 2024 were $59.8 million and $116.7 million, respectively.

Predecessor Millrose Business Income Taxes

The basis of accounting for income taxes for the Predecessor Millrose Business for the three and six months ended June 30, 2025 is unchanged from that disclosed in the notes to the combined financials statements included in Millrose’s Form 10-K for the year ended December 31, 2024. See Note 9. Income Taxes for additional information.

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

Millrose intends to elect to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ending December 31, 2025. As Millrose qualifies as a REIT, it generally will not be subject to U.S. federal income tax on its net income that it distributes to its stockholders. To maintain its qualification as a REIT, Millrose will be required under the Code to distribute at least 90% of its REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to its stockholders and meet certain other requirements. If the Company fails to maintain its qualification as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Millrose relief under certain statutory provisions. Such an event could have a material adverse effect on its net income and net cash available for distribution to its members.

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

See Note 9. Income Taxes for additional information.

Other Income (Expense)

The Company records revenue and expenses that are not directly related to the core operations of the Company as other income and expense. Other income (expense) for the three months ended June 30, 2025 was $9.3 million and included interest expense of $10.3 million for the Revolving Credit Facility and DDTL Credit Agreement, other expenses of $0.8 million, and interest income of $1.8 million related to cash balances. Other income (expense) for the six months ended June 30, 2025 was $10.7 million and included interest expense of $12.8 million for the Revolving Credit Facility and DDTL Credit Agreement, other expenses of $0.8 million, and interest income of $2.9 million related to cash balances.

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

As of June 30, 2025 and December 31, 2024, there were no assets or liabilities measured at fair value on a recurring basis. Cash, option fee receivables, and other current liabilities approximate their fair values due to their short-term nature. The Revolving Credit Facility and DDTL Credit Facility have a recorded value that approximates fair market value, as it bears interest at a rate that approximates fair market value. The Company’s inventory is stated at cost and is monitored for indicators of impairment. If any such indicators are identified, the inventory is written down to fair value. As of June 30, 2025 and December 31, 2024, no indicators of impairment were noted.

Recent Accounting Standards

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements on an interim and annual basis. ASU 2024-03 will be effective for the Company’s fiscal year ending December 31, 2027. Early adoption is permitted. The Company has elected not to early adopt and is currently evaluating the potential impact of ASU 2024-03 on its financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09 (“ASU 2023-09”) Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2024. The Company does not expect it to have a material effect on its financial statements and disclosures.

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

Land assets acquired were $1.158 billion, consisting of $858.9 million in cash, net of $90.3 million in option deposits, $100.0 million of development guarantee holdbacks, $116.7 million of deferred tax liabilities, and $7.6 million of earnest deposits.

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

New Home Company Transaction

On May 12, 2025, the Company entered into a commitment with New Home for Millrose to provide land banking capital of up to $700 million to support New Home’s acquisition of Landsea. On June 25, 2025, New Home completed the acquisition of Landsea and the Company funded land banking capital of $494.5 million at closing for the acquisition of a portfolio of homesites on which the Company executed option agreements with New Home. As a result of the transaction, the Company acquired $522.8 million in land assets, consisting of 4,186 homesites, for $494.5 million in cash, which is net of deposits of $28.3 million related to the option contracts. The Company assessed the acquired land assets as not meeting the definition of a business under ASC 805, Business Combinations and accounted for the transaction as an asset acquisition. Under ASC 805, Business Combinations, the cost of acquisition is allocated to the assets acquired on a relative fair value basis and no goodwill is recognized.

The acquired land assets were recorded at the acquisition cost as homesite inventory in the Company’s unaudited condensed consolidated balance sheets. The Company recorded in its unaudited condensed consolidated balance sheets the option deposits as builder deposit liabilities.

Note 4. Related Party Transactions

Prior to the Spin-Off, the Company was a wholly owned subsidiary of Lennar. Following the Spin-Off, Millrose is an independent company of which 20% of its shares are owned by Lennar as of June 30, 2025. The primary transactions between the Company and Lennar consist of payments for (i) monthly option payments from Lennar in consideration for its purchase options on properties, (ii) option deposits paid by Lennar for the exclusive purchase option of a property, and (iii) cash payments from Lennar when homesite purchase options are exercised.

As of June 30, 2025, the Company recorded the following related to Lennar in the unaudited condensed consolidated financial statements:

•
Homesite inventory of $6.9 billion; and
•
Option deposit liabilities of $679.7 million.

For the three and six months ended June 30, 2025, the Company derived 95% and 97% of its total operating revenues, respectively, from Lennar. Given the concentration of revenue from Lennar, any significant adverse in Lennar’s financial condition could impact the Company’s operations and financial position. The Company believes it is not exposed to significant credit risk for Lennar as of the date of these unaudited consolidated condensed financial statements.

Following the Spin-Off, the Company is externally managed and advised by KL. The Company pays a Management Fee each quarter as described in Note 2. Basis of Presentation and Significant Accounting Policies, Management Fee. For the three and six months ended June 30, 2025, the management fee paid to KL was $22.0 million and $34.1 million, respectively. There were no amounts payable to or amounts receivable from KL as of June 30, 2025.

Note 5. Other Assets

Other assets as of June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Deferred financing costs (1)	$8,577	$-
Earnest deposits and prepaid due diligence costs (2)	5,828	-
Other assets (3)	853	-
Total other assets	$15,258	$-

(1) Deferred financing costs for Revolving Credit Facility.

(2) Includes net earnest deposits of $4.0 million and due diligence costs for Rausch land acquisition of $1.8 million.

(3) Includes prepaid taxes of $0.8 million and other prepaid expenses.

Note 6. Other Liabilities

Other liabilities as of June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Dividend payable (1)	$114,542	$-
Seller notes payable (2)	13,000	-
Accrued interest payable (3)	2,571	-
Income tax payable (4)	1,397	-
Other accrued liabilities	250	-
Total other liabilities	$131,760	$-

(1) Payable for dividend declared by the Company on June 16, 2025, and paid on July 15, 2025. See Note 10.

(2) Loan payable to lender specific to a community acquired from Lennar.

(3) Accrued interest payable for Revolving Credit Facility of $1.4 million and DDTL Credit Agreement of $1.2 million.

(4) State income tax payable.

Note 7. Debt Obligations

Revolving Credit Facility

On February 7, 2025, the Company entered into a credit agreement (the “Revolving Credit Agreement”) with a consortium of lenders party thereto JPMorgan Chase Bank, N.A., as administrative agent for the lenders (the “Revolver Agent”). The Revolving Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) with commitments in an aggregate amount of $1.335 billion, of which $950 million has been borrowed, and $925 million has been repaid, as of June 30, 2025. Availability under the Revolving Credit Agreement is subject to a borrowing base updated quarterly (or, at the Company’s option, monthly), which is calculated by reference to the value of certain real property assets, with advance rates that vary by asset category, and unrestricted cash and cash equivalents, with adjustments as specified in the Revolving Credit Agreement. The Revolving Credit Facility may be used by the Company to borrow loans or obtain standby letters of credit.

Loans under the Revolving Credit Agreement bear interest at the Adjusted Term SOFR Rate (as defined in the Revolving Credit Agreement) plus an applicable margin at the per annum rate of (i) 2.00%, if the Leverage Ratio (as defined in the Revolving Credit Agreement) is less than or equal to 0.30 to 1.00, (ii) 2.25% if Leverage Ratio is greater than 0.30 to 1.00 and less than or equal to 0.40 to 1.00, and (iii) 2.50% if the Leverage Ratio is greater than 0.40 to 1.00. At the Company’s option, loans may instead bear interest at the Alternate Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin at the per annum rate of 1.00%, 1.25% or 1.50%, depending upon the Leverage Ratio.

Obligations under the Revolving Credit Agreement are secured by pledges by Millrose of (i) the promissory note of approximately $4.8 billion issued by Millrose Holdings and certain of its subsidiaries to Millrose (the “Promissory Note”) as part of the recapitalization of Millrose Holdings prior to the Spin-Off, and (ii) the equity interests of Millrose Holdings. In addition, the Revolving Credit Agreement requires the Company to pledge (i) certain future promissory notes similar to the Promissory Note that Millrose may enter into with other subsidiaries and (ii) the equity interests of any other subsidiaries whose equity interests are not pledged for the benefit of the Promissory Note or any other similar promissory note or notes. Pursuant to an intercreditor agreement (the “ICA”), dated as of June 24, 2025, by and among the DDTL Administrative Agent (as defined below) and the Revolver Agent, the DDTL Administrative Agent and the Revolver Agent agree that certain liens on Shared Collateral (as defined in the ICA) securing the DDTL Credit Agreement (as defined below) and the Revolving Credit Agreement shall be of equal priority, and certain distributions made in respect of Shared Collateral shall be shared on a ratable basis.

As of June 30, 2025, there were no guarantors under the Revolving Credit Agreement. The Company may elect to join certain of our subsidiaries to the Revolving Credit Agreement as guarantors from time to time, and in certain circumstances, the Revolving Credit Agreement requires the Company to cause certain other subsidiaries that are not Taxable REIT Subsidiaries (as defined in the Revolving Credit Agreement) to become guarantors.

The Revolving Credit Agreement includes affirmative and negative covenants applicable to the Company and its subsidiaries, including limitations regarding liens, investments, asset sales, transactions with affiliates, restrictive agreements, mergers and other fundamental changes, permitted lines of business, financial contracts, and designation of unrestricted subsidiaries. The Revolving Credit Agreement contains financial covenants, tested quarterly, consisting of a maximum Leverage Ratio, a minimum interest coverage ratio, and a minimum tangible net worth. The Revolving Credit Agreement also requires the Company to maintain its status as a REIT. As of June 30, 2025, the Company was in compliance with all covenants under the Revolving Credit Agreement.

The Revolving Credit Agreement contains events of default, including if KL shall cease to be the Company’s manager and a replacement manager reasonably acceptable to the Required Lenders (as defined in the Revolving Credit Agreement) is not appointed within 90 days.

The Revolving Credit Agreement is scheduled to mature on February 7, 2028 (the “ Revolving Maturity Date”). Principal amounts and other obligations outstanding under the Revolving Credit Facility are due in full on the Revolving Maturity Date. Interest on each drawdown is due quarterly for loans bearing interest at the Alternate Base Rate and on the last day of the applicable interest payment date for loans bearing interest at the Adjusted Term SOFR Rate.

The outstanding principal balance at June 30, 2025 was $25.0 million which the Company classified as debt obligations in its unaudited condensed consolidated balance sheets. Interest expense for the three months ended June 30, 2025 was $8.9 million, which included $7.8 million of interest and $1.1 million of amortized deferred financing fees. Interest expense for the six months ended June 30, 2025 was $11.4 million, which included $10.1 million of interest and $1.3 million of amortized deferred financing fees. Interest payments for the three and six months ended June 30, 2025 were $8.2 million and $8.7 million, respectively. The outstanding interest payable at June 30, 2025 was $1.4 million and is classified in other liabilities in the Company’s unaudited condensed consolidated balance sheets.

Delayed Draw Term Loan Facility

On June 24, 2025, the Company entered into a credit agreement (the “DDTL Credit Agreement”) with the lenders party thereto and Goldman Sachs Bank USA as administrative agent for the lenders (in such capacity, the “DDTL Administrative Agent”). The DDTL Credit Agreement provides for a delayed draw term loan facility (the “DDTL Facility”) with commitments in an aggregate amount of $1.0 billion, of which $1.0 billion has been borrowed as of June 30, 2025. Proceeds of the Acquisition Tranche Loans (as defined in the DDTL Credit Agreement) were used to finance the previously announced acquisition of a portfolio of homesites on which the Company executed option agreements with New Home to support New Home’s acquisition of Landsea, which closed on June 25, 2025 (as further defined in the DDTL Credit Agreement, the “Specified Acquisition”), and the proceeds of any General Tranche Loans (as defined in the DDTL Credit Agreement) may be used for general corporate purposes (which may include, without limitation, to pay outstanding obligations under the Revolving Credit Facility).

Loans under the DDTL Credit Agreement bear interest at the Adjusted Term SOFR Rate (as defined in the DDTL Credit Agreement, the “DDTL Adjusted Term SOFR Rate”) plus an applicable margin at the per annum rate of: (i) from (and including) the initial draw date through (and including) 89 days after the initial draw date (a) 2.00% if the Leverage Ratio (as defined in the DDTL Credit Agreement, the “DDTL Leverage Ratio”) is less than or equal to 0.30 to 1.00, (b) 2.25% if the DDTL Leverage Ratio is greater than 0.30 to 1.00 and less than or equal to 0.40 to 1.00, and (c) 2.50% if the DDTL Leverage Ratio is greater than 0.40 to 1.00; (ii) from (and including) 90 days after the initial draw date through (and including) 179 days after the initial draw date (a) 2.25% if the DDTL Leverage Ratio is less than or equal to 0.30 to 1.00, (b) 2.50% if the DDTL Leverage Ratio is greater than 0.30 to 1.00 and less than or equal to 0.40 to 1.00, and (c) 2.75% if the DDTL Leverage Ratio is greater than 0.40 to 1.00; (iii) from (and including) 180 days after the initial draw date through (and including) 269 days after the initial draw date (a) 2.50% if the DDTL Leverage Ratio is less than or equal to 0.30 to 1.00, (b) 2.75% if the DDTL Leverage Ratio is greater than 0.30 to 1.00 and less than or equal to 0.40 to 1.00, and (c) 3.00% if the DDTL Leverage Ratio is greater than 0.40 to 1.00; and (iv) from (and including) 270 days after the initial draw date and thereafter (a) 2.75% if the DDTL Leverage Ratio is less than or equal to 0.30 to 1.00, (b) 3.00% if the DDTL Leverage Ratio is greater than 0.30 to 1.00 and less than or equal to 0.40 to 1.00, and (c) 3.25% if the DDTL Leverage Ratio is greater than 0.40 to 1.00. At the Company’s option, loans may instead bear interest at the Alternate Base Rate (as defined in the DDTL Credit Agreement, the “DDTL Alternate Base Rate”) plus an applicable margin at the per annum rate of 1.00% lower than the applicable margin for DDTL Adjusted Term SOFR Rate loans set forth above, in each case based upon the DDTL Leverage Ratio and the time after initial draw.

Obligations under the DDTL Credit Agreement are secured by pledges by the Company of (i) the Promissory Note, and (ii) the equity interests of Millrose Holdings. In addition, the DDTL Credit Agreement requires the Company to pledge (i) certain future promissory notes similar to the Promissory Note that Millrose may enter into with other subsidiaries and (ii) the equity interests of any other subsidiaries whose equity interests are not pledged for the benefit of the Promissory Note or any other similar promissory note or notes. Pursuant to the ICA, the DDTL Administrative Agent and the Revolver Agent agree that certain liens on Shared Collateral (as defined in the ICA) securing the DDTL Credit Agreement and the Revolving Credit Agreement shall be of equal priority, and certain distributions made in respect of Shared Collateral shall be shared on a ratable basis.

As of June 30, 2025, there were no guarantors under the DDTL Credit Agreement. The Company may elect to join certain of our subsidiaries to the DDTL Credit Agreement as guarantors from time to time and, in certain circumstances, the DDTL Credit Agreement requires the Company to cause certain other subsidiaries of the Company that are not Taxable REIT Subsidiaries (as defined in the DDTL Credit Agreement) to become guarantors.

The DDTL Credit Agreement includes mandatory prepayments applicable to the Company and its subsidiaries in the event net cash proceeds are received from certain debt issuances, certain issuances of capital stock, and certain non-ordinary course dispositions of assets.

The DDTL Credit Agreement includes affirmative and negative covenants applicable to the Company and its subsidiaries, including limitations regarding liens, investments, asset sales, transactions with affiliates, restrictive agreements, mergers and other fundamental changes, permitted lines of business, financial contracts, and designation of unrestricted subsidiaries. The DDTL Credit Agreement contains financial covenants, tested quarterly, consisting of a maximum DDTL Leverage Ratio, a minimum interest coverage ratio, and a minimum tangible net worth. The DDTL Credit Agreement also requires the Company to maintain its status as a REIT. As of June 30, 2025, the Company was in compliance with all covenants under the DDTL Credit Agreement.

The DDTL Credit Agreement contains events of default, including if KL shall cease to be the Company’s manager and a replacement manager reasonably acceptable to the Required Lenders (as defined in the DDTL Credit Agreement) is not appointed within 90 days.

The DDTL Credit Agreement is scheduled to mature on June 23, 2026 (the “DDTL Maturity Date”). Principal amounts and other obligations outstanding under the DDTL Credit Agreement are due in full on the DDTL Maturity Date. Interest on each drawdown is due quarterly for loans bearing interest at the Alternate Base Rate and on the last day of the applicable interest payment date for loans bearing interest at the Adjusted Term SOFR Rate.

The Company records the outstanding balance, net of financing costs which are recorded as a direct reduction of the debt obligation, as debt obligations in its unaudited condensed consolidated balance sheets. The debt obligation at June 30, 2025 was $986.1 million, which includes the outstanding balance of $1.0 billion and deferred financing costs of $13.8 million. Interest expense for the three and six months ended June 30, 2025 was $1.4 million, which included $1.2 million of interest and $0.2 million of amortized deferred financing fees. There were no interest payments for the three and six months ended June 30, 2025. The outstanding interest payable at June 30, 2025 was $1.2 million and is classified in other liabilities in the Company’s unaudited condensed consolidated balance sheets.

Predecessor Millrose Business Debt

The Predecessor Millrose Business’s debt as of June 30, 2024 consisted of promissory notes for the acquisition of land and community development district bonds. There was no outstanding Predecessor Millrose Business debt recorded on the Company’s unaudited condensed consolidated financial statements as of June 30, 2025.

Note 8. Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies, if any, are expensed as incurred. There is no material litigation nor, to management’s knowledge, any material litigation currently threatened against the Company. As of June 30, 2025, the Company had $5.7 billion of future land development commitments associated with its option contracts with Lennar and $0.6 billion of future land development commitments associated with its option contracts with other customers.

Note 9. Income Taxes

The provision for income taxes was as follows for the three and six months ended June 30, 2025 and June 2024:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Current
Federal	$4,013	$-	$7,662	$-
State	731	-	1,397	-
Total current income tax expense	4,744	-	9,059	-
Deferred
Federal	20	-	75	-
State	4	-	14	-
Total deferred income tax expense	24	-	89	-
Total income tax expense	$4,768	$-	$9,148	$-

The effective tax rate for the three and six months ended June 30, 2025 was 24.8%, as compared to an effective tax rate of zero for the three months and six months ended June 30, 2024. Taxable income generated from certain activities that do not qualify under REIT provisions is earned through our TRSs and is subject to U.S. federal, state, and local income and franchise taxation. A reconciliation of the TRS statutory rate and effective tax rates was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Statutory rate	21.0%	-%	21.0%	-%
State income rates, net of federal income tax benefit	3.8%	-%	3.8%	-%
Valuation allowance	-%	-%	-%	-%
Effective tax rate	24.8%	-%	24.8%	-%

Deferred income taxes represent the net tax effects of temporary differences between the financial statement carrying amounts and the corresponding tax basis of certain assets and liabilities related to the initial land basis spun off from Lennar and the acquisition of Rausch land assets. These differences result in the recognition of a deferred tax liability.

The Company’s deferred tax liabilities as of June 30, 2025 and December 31, 2024 were as follows:

(in thousands)	June 30, 2025	December 31, 2024
Deferred tax liabilities
Land basis adjustments, Spin-Off and acquired Rausch land assets	$56,824	$-
Homesite takedown adjustments	89	-
Total deferred tax liabilities	$56,913	$-

Millrose for the three and six months ended June 30, 2025

For the three and six months ended June 30, 2025, the effective tax rate included the income tax expense the Company incurred on the option fee income less any related expenses. The change in the effective tax rate as compared to the three and six months ended June 30, 2024 was primarily due to a valuation allowance in the first and second quarter of 2024 for the cumulative loss position of the carve-out Predecessor Millrose Business.

Predecessor Millrose Business for the three and six months ended June 30, 2024

The Predecessor Millrose Business did not have income taxes during the three and six months ended June 30, 2024 due to offsetting changes in valuation allowance against its deferred taxes that reduced income taxes and effective tax rate to zero.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of June, 2024 the Predecessor Millrose Business had federal and state income tax net operating loss carryforwards related to operations that may be carried forward from 10 to 20 years, or indefinitely, depending on the tax jurisdiction.

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

As of June 30, 2024, the Predecessor Millrose Business had no gross unrecognized tax benefits.

Note 10. Stockholders’ Equity

Authorized Capital Stock

As of June 30, 2025, Millrose had, under its Charter, authorized capital stock of (i) 450,000,000 shares of common stock, par value $0.01 per share, consisting of 275,000,000 shares of Class A common stock and 175,000,000 shares of Class B common stock, and (ii) 50,000,000 shares of preferred stock, par value $0.01 per share.

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

As of June 30, 2025, Millrose had outstanding an aggregate of 166,003,497 shares of common stock.

Preferred Stock

As of June 30, 2025 there were no shares of preferred stock outstanding.

Dividends

On April 15, 2025, the Company paid a dividend of $0.38 to holders of its Class A common stock and Class B common stock as of the close of business on April 4, 2025, as declared by the Board on March 17, 2025.

On June 16, 2025, the Company declared a dividend of $0.69 to Class A common stockholders and Class B common stockholders of record as of the close of business July 3, 2025. This dividend was paid on July 15, 2025. The Company recorded a dividend payable of $114.5 million in other liabilities in the Company’s condensed consolidated balance sheets as of June 30, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans

As of June 30, 2025, 28,300 RSUs had been granted pursuant to the 2024 Incentive Plan. No other securities had been issued or granted pursuant to the 2024 Incentive Plan. See Note 11. Share Based Compensation for additional information.

Stock Repurchases

There were no stock repurchases of Millrose’s common stock during the quarter ended June 30, 2025.

Additional Paid In Capital

As of June 30, 2025, the Company’s additional paid in capital was approximately $5.9 billion, which primarily relates to the cash and land contributed by Lennar at the Spin-Off.

Note 11. Stock-Based Compensation

On April 3, 2025, the Compensation Committee of the Board granted 5,660 RSUs to each member of the Board under the 2024 Incentive Plan, which shall be settled in shares of the Company’s Class A common stock. Each RSU award had a grant date fair value of $150,000. Millrose granted 28,300 RSUs in the aggregate, and such RSUs vest on the earlier of (x) the first anniversary of the grant date and (y) the date of Millrose’s annual stockholder meeting that next follows the grant date. The Company records the RSU award costs on a straight-line basis over the one-year vesting period as stock-based compensation expense in operating expenses. There were no other awards granted as of June 30, 2025.

The stock-based compensation expense for the three and six month periods ended June 30, 2025 was approximately $0.2 million. As of June 30, 2024, there was $0.6 million of unrecognized stock-based compensation expense related to unvested RSU awards under the 2024 Incentive Plan. There were no forfeited or vested awards as of June 30, 2025. Sales, general, and administrative expenses for the Predecessor Millrose Business include $1.7 million and $8.9 million of stock-based compensation expense for the three and six months ended June 30, 2025, respectively. Stock-based compensation was allocated to the Predecessor Millrose Business on a specific identification basis or using a proportional cost allocation method, as applicable, as disclosed in the Company’s Form 10-K for the year ended December 31, 2024.

Note 12. Earnings Per Share

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share. The Company has elected to use the number of shares outstanding as of the day of the Spin-Off, as the denominator number of shares for the period prior to the Spin-Off; an acceptable approach under ASC 260 that spun-off entities may use when the spin-off occurs within the financial reporting period. Basic earnings per share is computed by dividing net earnings attributable to common stockholders by the weighted number of commons shares outstanding for the period. The outstanding shares at Spin-Off were unchanged as of June 30, 2025. Diluted earnings per share reflects the potential dilution that could occur if the RSUs granted to each member of the Board vest and resulted in the issuance of common stock. For the three and six months ended June 30, 2025, basic and diluted earnings per share is calculated by dividing net income attributed to common stockholders after the Spin-Off by the basic and diluted weighted shares outstanding for the period. The diluted earnings per share for the RSUs is calculated using the grant date of April 3, 2025. The pre-spin net loss of $25.0 million for the period from January 1, 2025 through February 7, 2025 is added back to net income for purposes of earnings per share. For the three and six months ended June 30, 2024, Lennar was the sole shareholder.

Basic and diluted earnings per share was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
(Dollars in thousands, except share amounts)
Numerator:
Net income (loss)	$112,760	$(59,761)	$152,566	$(116,748)
Adjustment for expenses from pre-spin periods	-	-	24,960	-
Numerator for basic and diluted earnings per share	$112,760	$(59,761)	$177,526	$(116,748)
Denominator:
Weighted average common shares outstanding - basic (1)	166,003,497	-	166,003,497	-
Basic earnings per share	$0.68	$-	$1.07	$-
Weighted average common shares outstanding - diluted (2)	166,031,175	-	166,020,988	-
Diluted earnings per share	$0.68	$-	$1.07	$-

(1) Basic weighted average common shares for the three and six months ended June 30, 2025 represent the common shares issued at the Spin-Off, which are the common shares outstanding as of June 30, 2025. No publicly-listed shares were outstanding as of June 30, 2024.

(2) Diluted weighted shares for the three and six months ended June 30, 2025 include 28,300 RSUs granted in the aggregate to each member of tbe Board under the 2024 Incentive Plan on April 3, 2025. The RSUs were unvested as of June 30, 2025.

Note 13. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that require adjustment or disclosure in the financial statements.

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

Our Business

Millrose is a corporation incorporated under the laws of the State of Maryland on March 19, 2024. Our Company was formed in connection with the Spin-Off from Lennar to create an independent, publicly traded company that provides the HOPP’R to Lennar, Lennar Related Ventures and Other Customers. Millrose purchases and develops residential land and sells finished homesites back to homebuilders by way of option contracts with predetermined costs and takedown schedules. In certain instances, Millrose may extend development to vertical construction on owned homesites, with any such funding similarly repaid via scheduled sales to homebuilders. Millrose intends its “first of its kind” public vehicle to be attractive to homebuilders seeking to implement an asset-light strategy. As fully developed homesites are taken down by the homebuilder, capital is recycled into future land acquisitions for homebuilders, providing each customer with uninterrupted access to capital. Through our subsidiaries, we hold finished homesites with homes under construction, finished homesites imminently ready for construction, Land Under Development, land ready for development and land not yet ready for development. We are externally managed and advised by Kennedy Lewis Land and Residential Advisors LLC (“KL” or the “Manager”), pursuant to the Management Agreement between Millrose and KL entered into February 7, 2025 (the “Management Agreement”).

The Spin-Off and Related Transactions

On February 7, 2025 (the “Distribution Date”), we completed our Spin-Off from Lennar through a distribution of approximately 80% of Millrose’s outstanding common stock to holders of Lennar common stock as of the close of business on January 21, 2025. In connection with the Spin-Off, we received a contribution from Lennar of approximately $5.5 billion in land assets, representing approximately 87,000 Homesites, and cash of approximately $1.0 billion, which included $585 million of cash deposit liabilities related to option contracts with Lennar.

On February 10, 2025, we completed the acquisition of land consisting of approximately 25,000 Homesites through the acquisition of 100% of the outstanding stock of RCH Holdings, Inc., a newly formed parent holding company of Rausch, for approximately $859 million in cash, which is net of option deposits funded by Lennar and other holdbacks.

New Home Transaction

On May 12, 2025, the Company entered into a commitment with the New Home Company (“New Home”) for Millrose to provide land banking capital of up to $700 million to support New Home’s acquisition of Landsea Homes (“Landsea”). On June 25, 2025, New Home completed the acquisition of Landsea and the Company funded land banking capital of $494.5 million at closing for the acquisition of a portfolio of homesites on which the Company executed option agreements with New Home. As a result of the transaction, the Company acquired $522.8 million in land assets, consisting of 4,186 homesites, for $494.5 million in cash, which is net of deposits of $28.3 million related to the option contracts.

In connection with the New Home transaction, on June 24, 2025, the Company entered into a DDTL Credit Agreement (as defined below) that provides for a delayed draw term loan facility with commitments in the aggregate amount of $1.0 billion that is scheduled to mature on June 23, 2026. Proceeds of the DDTL Credit Agreement were used to fund the New Home acquisition of Landsea and may be used for general corporate purposes (as further described below).

Invested Capital Activity as of June 30, 2025

Invested capital is a non-GAAP financial measure that represents the balance on which monthly cash option fees are paid by counterparties. Invested capital includes certain components of our unaudited condensed consolidated financial statements related to (i) homesite inventory and other related assets and (ii) liabilities. Management uses invested capital as a measure of the capital deployed and believes that the figure is useful to investors because it serves as the basis for generating option fees and other related income. The most directly comparable GAAP financial measure is homesite inventory and other related assets as presented in the Company’s condensed consolidated balance sheets. This non-GAAP measure is presented solely to permit investors to more fully understand how our management assesses underlying performance and is not, and should not be viewed as, a substitute for GAAP measures, and should be viewed in conjunction with our GAAP financial measures. The table below reconciles GAAP reported homesite inventory and other related assets to invested capital as of June 30, 2025 and summarizes invested capital activity during the quarter:

	Three months ended June 30, 2025
(in thousands)	Master Program Agreement	Other Agreements	Total
Invested Capital Reconciliation of GAAP to Non-GAAP
GAAP reported homesite inventory and other related assets as of June 30, 2025	$6,591,299	$1,253,879	$7,845,178
Adjustments:
Remove: Net deferred tax assets and deferred tax liabilities from homesite inventories	(56,824)	-	(56,824)
Remove: Earnest deposits from homesite inventories	7,560	-	7,560
Add: Development holdback liability	(100,000)	-	(100,000)
Add: Builder deposit liabilities	(167,278)	(119,863)	(287,141)
Total Invested Capital as of June 30, 2025	$6,274,757	$1,134,016	$7,408,773
Invested Capital
Invested Capital as of March 31, 2025 (1)	$6,363,269	$349,637	$6,712,906
Takedown Proceeds (2)	(806,351)	(28,218)	(834,569)
Land Acquisition and Development Funding (3)	717,839	812,597	1,530,436
Invested Capital as of June 30, 2025	$6,274,757	$1,134,016	$7,408,773
Weighted Average Yield as of June 30, 2025 (4)	8.5%	11.4%	8.9%
Implied Quarterly Income Run Rate as of June 30, 2025 (5)	$133,130	$32,333	$165,295

(1) Includes (a) Homesite inventory contributed by Lennar at Spin-Off and acquired from Rausch, less option earning deposits and other holdbacks, and (b) takedown and land acquisition and development funding activity during the first quarter 2025.

(2) Reduction in investment balance from homesite sales pursuant to option agreements associated with the applicable category shown; takedowns are net of deposit credits adjusted for non-option earning deposits.

(3) Includes land acquisitions during the second quarter 2025, net of option earning deposits.

(4) Based on average option rate and/or loan interest rate weighted by investment balance, assumes SOFR rate as of March 27, 2025.

(5) Calculated by taking invested capital balance at end of period multiplied by weighted average yield as of quarter end, adjusted for the number of days in the 2nd quarter.

During the three months ended June 30, 2025, we funded $718 million for land acquisition and development and received $806 million in net takedown proceeds under the Master Program Agreement at a weighted average yield of 8.5%. We funded $813 million for land acquisition and development and received $28 million in net takedown proceeds for Other Agreements during this period at a weighted average yield of 11.4%. On a total portfolio basis, the weighted average yield was 8.9% as of June 30, 2025.

Properties as of June 30, 2025

As of June 30, 2025, our Homesite assets consisted of 1,000 properties (also known as communities) in 29 states across the United States, totaling approximately 128,904 Homesites, with an approximate aggregate value of $7.6 billion of Homesite inventory. Of the Homesites owned as of June 30, 2025, we expect the total Takedown Prices of all Homesites to be approximately $13.1 billion, and the total estimated development costs of Homesites to be approximately $5.5 billion. The properties are geographically located in the United States.

As of June 30, 2025, our property assets are collectively located across 29 U.S. states. Approximately 48% of the property assets are concentrated in three states (California, Florida, Texas) in terms of number of Homesites and approximately 39% are located in two strong housing market states: Florida (where Lennar has historically had a large portion of its real estate activities and is continuing to grow its real estate activities) and Texas (where we believe the market has healthy underlying demographic and/or economic trends primarily driven by generally steadily growing population).

As of June 30, 2025, the below table shows the location, number of properties, number of underlying Homesites and expected total Takedown Prices of our properties across 29 U.S. states and as set forth in the relevant Project Addenda:

State Location	Number of Properties	Number of Underlying Homesites (1)	Total Takedown Prices
Alabama	51	5,387	371,347
Arizona	37	4,654	487,007
Arkansas	51	4,890	350,353
California	68	12,189	2,685,081
Colorado	23	2,923	369,129
Delaware	12	1,267	201,395
Florida (2)	163	17,850	1,502,349
Georgia	28	3,319	355,788
Idaho	12	482	69,364
Illinois	13	660	71,394
Indiana	19	1,267	107,803
Kansas	7	883	74,931
Maryland	9	4,486	527,521
Minnesota	42	1,593	161,059
Missouri	4	467	34,456
Nevada	22	1,486	285,557
New Jersey	5	511	87,301
North Carolina	44	2,680	355,492
Oklahoma	56	10,928	725,338
Oregon	19	695	80,225
Pennsylvania	1	26	2,408
South Carolina	53	9,919	1,045,402
Tennessee	16	1,726	223,001
Texas	202	32,658	2,152,779
Utah	5	1,463	168,886
Virginia	11	2,213	273,607
Washington	17	1,521	283,100
Wisconsin	2	17	2,092
West Virginia	8	744	57,842
Total (3)	1,000	128,904	13,112,008

(1) Or prospective Homesites if fully entitled, as applicable.

(2) Excludes properties, Homesites, and Takedown Prices for investments associated with development loans.

(3) Totals may not foot due to rounding.

The below table is a summary of our pools of properties included in our property assets as of June 30, 2025:

	Master Program Agreement	Other Agreements	Terminated Options	Total
Number of Homesites (1)	118,702	10,202	-	128,904
Invested Capital (in billions) (2)	6.3	1.1	-	7.4
Total Project Costs (in billions) (3)	11.5	1.6	-	13.1
Number of Pools (4)	39	11	-	50
Average Number of Properties per Pool (5)	23.7	5.6	-	14.7

(1) Number of Homesites excludes investments associated with development loans.

(2) Homesite inventory less deposits, deferred tax liability, and other holdbacks on post-spin acquired assets.

(3) Project costs exclude investments associated with development loans.

(4) All Lennar assets are pooled. As of June 30, 2025, there were a total of 55 communities outside of the Lennar MPA that were pooled.

(5) Total represents average number of pools on a combined basis across the Master Program Agreement and Other Agreements.

As of June 30, 2025, the Homesites within the Master Program Agreement were included in 50 separate pools, in accordance with the applicable Multiparty Cross Agreements. The average number of properties per pool was 14.7 and the aggregate sum of all option deposits Lennar has made, or is obligated to make with respect to a new pool of Future Property Assets, shall not at any time exceed $50 million with respect to pools of the Transferred Assets and $25 million with respect to pools of Future Property Assets. Pools will be established with primary consideration given to diversity within pools across geographies, communities, and home types. Future Homesite option contracts outside of the Master Program Agreement with Lennar may or may not contain pooling arrangements.

Components of Results of Operations

The following is a summary of the key components of our operations for the three and six months ended June 30, 2025:

Options Fee Revenues and Other Related Income

Our primary source of revenue is monthly option payments from Lennar and Other Customers in consideration for maintenance of a purchase option in respect to a Property. We also derive other related income from interest earned on the outstanding loan balance of development loans secured by residential property.

Costs

Operating Expenses: Our operating expenses after the Spin-Off include Management Fees paid to KL for management and advisory services. The Management Fee is calculated as 1.25% of Tangible Assets (as defined in the Management Agreement) (the “Management Fee”). All employees are employed by KL and their salaries are paid by KL; therefore, we do not record personnel related expenses, including salaries, benefits, and share-based compensation for any employees. All cash compensation paid to our Board of Directors (the “Board”) and certain general and administrative expenses are covered by the Management Fee. The Management Fee does not cover offering expenses, costs incurred for services in connection with extraordinary litigation and mergers and acquisitions and other events outside of Millrose’s ordinary course of business, and, in some circumstances, costs associated with the ownership and maintenance of land. Any such expenses that are not covered by the Management Fee are paid for by Millrose and are recorded as general and administrative expenses or other expenses, as appropriate under GAAP. Certain of our option agreements provide (and new option agreements in the future may provide) for reimbursement by the counterparties of our transaction and/or asset management expenses, including third-party legal, diligence and servicing costs, and may include certain amounts paid by such counterparties directly to affiliates of the Manager in connection with related services provided to by such affiliates to the applicable counterparties. Our operating expenses also include stock-based compensation for restricted stock units (“RSUs”) granted to each member of the Board during the second quarter 2025. The Company records the RSU award costs on a straight-line basis over the one-year vesting period as stock-based compensation in operating expenses.

Operating expenses prior to the Spin-Off include salaries, general and administrative expenses. These expenses have been allocated from Lennar based on a reasonable proportional cost allocation method primarily based directly on headcount, usage, or other allocation methods depending on the nature of the services.

Other Income and Expenses: We record interest income from our cash as other income as it is not part of the primary activities of the business. Other expenses also include (i) interest expense related to our Revolving Credit Facility (as defined below) with commitments of $1.335 billion and our DDTL Credit Facility (as defined below) with commitments of $1.0 billion, and (ii) other expenses related to rating agency fees, legal fees, audit fees, and bank fees.

Results of Operations

The following discussion describes the results of operations for the three and six months ended June 30, 2025 versus the three and six months ended June 30, 2024. The financial data includes the combined results of operations for the Predecessor Millrose Business prior to the Spin-Off and the Millrose business after the Spin-Off. The results of operations include activity related to the acquired Rausch land assets from the February 10, 2025 acquisition date through June 30, 2025. We have a single operating and reportable segment in accordance with GAAP and our operations are conducted in the United States.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Option fee revenues and other related income	$149,002	$-	$231,700	$-
Operating expenses:
Management fee expense	21,960	-	34,064	-
Stock-based compensation expense	181	-	181	-
Sales, general, and administrative expenses from pre-spin periods	-	59,761	24,960	116,748
Total operating expenses	22,141	59,761	59,205	116,748
Income (loss) from operations	126,861	(59,761)	172,495	(116,748)
Other income (expense):
Interest income	1,818	-	2,906	-
Interest expense	(10,285)	-	(12,821)	-
Other expenses	(866)	-	(866)	-
Total other income (expense)	(9,333)	-	(10,781)	-
Net income (loss) before income taxes	117,528	(59,761)	161,714	(116,748)
Income tax expense	4,768	-	9,148	-
Net income (loss)	$112,760	$(59,761)	$152,566	$(116,748)
Adjustment for expenses from pre-spin periods	-	-	24,960	-
Net income attributable to Millrose Properties, Inc. Common shareholders	$112,760	$(59,761)	$177,526	$(116,748)

Three Months Ended June 30, 2025 Versus Three Months Ended June 30, 2024

Overview of Net Income (Loss)

Our net income was $112.8 million for the three months ended June 30, 2025, compared to a net loss of $59.8 million for the three months ended June 30, 2024. The increase in net income for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 is due to (i) revenues earned after the Spin-Off and (ii) lower actual operating expenses after the Spin-Off versus an allocation prior to the Spin-Off, partially offset by (a) higher net interest expense, (b) higher tax provision, and (c) higher other expenses.

Option Fee and Other Related Income

Option fees and other related income was $149.0 million for the three months ended June 30, 2025, compared to $0 for the three months ended June 30, 2024. For the three months ended June 30, 2024, the Predecessor Millrose Business did not have revenues, as all finished Homesites were transferred to the Predecessor Millrose Business’s parent company, who sold those homes to Lennar customers.

Management Fee Expense

Management fee expense for the three months ended June 30, 2025 was $22.0 million, compared to $0 for the three months ended June 30, 2024. Management fee expense represents the costs for KL management services incurred from April 1, 2025 through June 30, 2025.

Stock-based Compensation Expense

Stock-based compensation expense related to RSUs granted to the Board for the three months ended June 30, 2025 was $0.2 million. Sales, general, and administrative expenses for the Predecessor Millrose Business include $1.7 million for the three months ended June 30, 2025. Stock-based compensation was allocated to the Predecessor Millrose Business on a specific identification basis or using a proportional cost allocation method, as applicable, as disclosed in the Form 10-K.

Sales, General and Administrative Expenses from Pre-Spin Periods

Sales, general and administrative expenses from Pre-Spin periods were $59.8 million for the three months ended June 30, 2024. There were no sales, general and administrative expenses recorded during the second quarter of 2025.

Other Income and Expense

Other income and expense was a net expense of $9.3 million for the three months ended June 30, 2025, compared to $0 for the three months ended June 30, 2024. Other income and expense for the three months ended June 30, 2025 includes (i) interest expense for the Revolving Credit Facility and DDTL Credit Facility of $10.3 million, and (ii) other expenses of $0.8 million, which was partially offset by interest income of $1.8 million related to cash balances.

Net Income (Loss) Before Income Tax Expense

Net income from operations before income tax was $117.5 million for the three months ended June 30, 2025, compared to a net operating loss of $59.8 million for the three months ended June 30, 2024. The increase in operating income is due to (i) revenues earned after the Spin-Off and (ii) lower operating expenses due to lower management service fees after the Spin-Off compared to sales, general, and administrative expenses allocated prior to the Spin-Off, partially offset by (a) higher net interest expense as a result of the Revolving Credit Facility and the DDTL Credit Facility (b) higher tax provision, and (c) higher other expenses.

Income Tax Expense

The provision for income taxes for the three months ended June 30, 2025 was $4.8 million, compared to $0 for the three months ended June 30, 2024. The second quarter 2025 tax provision resulted in an overall effective tax rate of 24.8%. There was no income tax expense for the Predecessor Millrose Business for the three months ended June 30, 2024 due to offsetting changes in the valuation allowance against its deferred taxes that reduced income tax and effective tax rate to zero. See Note 9. Income Taxes to the unaudited condensed consolidated financial statements for more information.

Six Months Ended June 30, 2025 Versus Six Months Ended June 30, 2024

Overview of Net Income (Loss)

Our net income was $152.5 million for the six months ended June 30, 2025, compared to a net loss of $116.7 million for the six months ended June 30, 2024. Our net income for the six months ended June 30, 2025 includes post Spin-Off income of $177.5 million, partially offset by pre-spin net loss of $25.0 million related to sales, general, and administrative expenses attributable to the Predecessor Millrose Business. The increase in net income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is due to (i) revenues earned after the Spin-Off and (ii) lower actual operating expenses after the Spin-Off versus an allocation prior to the Spin-Off, partially offset by (a) higher net interest expense, and (b) higher tax provision, and (c) higher other expenses.

Option Fee and Other Related Income

Option fees and other related income was $231.7 million for the six months ended June 30, 2025, compared to $0 for the six months ended June 30, 2024. For the six months ended June 30, 2025 prior to the Spin-Off and for the six months ended June 30, 2024, the Predecessor Millrose Business did not have revenues, as all finished Homesites were transferred to the Predecessor Millrose Business’s parent company, who sold those homes to Lennar customers.

Management Fee Expense

Management fee expense for the six months ended June 30, 2025 was $34.1 million, compared to $0 for the six months ended June 30, 2024. Management fee expense represents the costs for KL management services after the Spin-Off and incurred through June 30, 2025.

Stock-based Compensation Expense

Stock-based compensation expense related to RSUs granted to the Board for the six months ended June 30, 2025 was $0.2 million. Sales, general, and administrative expenses for the Predecessor Millrose Business include $8.9 million of stock-based compensation expenses for six months ended June 30, 2025. Stock-based compensation was allocated to the Predecessor Millrose Business on a specific identification basis or using a proportional cost allocation method, as applicable, as disclosed in the Form 10-K.

Sales, General and Administrative Expenses from Pre-Spin Periods

Sales, general and administrative expenses from Pre-Spin periods were $25.0 million for the six months ended June 30, 2025, compared to $116.7 million for the six months ended June 30, 2024. For the six months ended June 30, 2025, the expenses were allocated by Lennar for the periods January 1, 2025 to the Spin-Off, which is the driver for the decrease as compared the six months ended June 30 2024 which included sales, general, and administrative expenses for the full first and second quarters of 2024. There were no sales, general and administrative expenses recorded after the Spin-Off.

Other Income and Expense

Other income and expense was a net expense of $10.7 million for the six months ended June 30, 2025, compared to $0 for the six months ended June 30, 2024. Other income and expense for the three months ended June 30, 2025 includes (i) interest expense for the Revolving Credit Facility and DDTL Credit Facility of $12.8 million, and (ii) other expenses of $0.8 million, which was partially offset by interest income of $2.9 million related to cash balances.

Net Income (Loss) Before Income Tax Expense

Net income from operations before income tax was $161.7 million for the six months ended June 30, 2025, compared to a net operating loss of $116.7 million for the six months ended June 30, 2024. Our net income from operations before taxes includes post Spin-Off net income before taxes of $186.7 million, partially offset by pre-spin net loss of $25.0 million related to sales, general, and administrative expenses attributable to the Predecessor Millrose Business. The increase in operating income is due to (i) revenues earned after the Spin-Off and (ii) lower operating expenses which due to lower management service fees after the Spin-Off compared to sales, general, and administrative expenses allocated prior to the Spin-Off, partially offset by (a) higher net interest expense as a result of the Revolving Credit Facility and the DDTL Credit Facility, (b) higher tax provision, and (c) higher other expenses.

Income Tax Expense

The provision for income taxes for the six months ended June 30, 2025 was $9.1 million, compared to $0 for the six months ended June 30, 2024. The tax provision for the six months ended June 30, 2025 resulted in an overall effective tax rate of 24.8%. There was no income tax expense for the Predecessor Millrose Business for the six months ended June 30, 2024 due to offsetting changes in the valuation allowance against its deferred taxes that reduced income tax and effective tax rate to zero. See Note 9. Income Taxes to the unaudited condensed consolidated financial statements for more information.

Adjusted Funds from Operations

Our reported results are presented in accordance with GAAP. We also disclose Adjusted Funds from Operations (“AFFO”) which is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that AFFO is useful to investors because it is a widely accepted industry measure used by analysts and investors to compare the operating performance of REITs.

We calculate AFFO by starting with Millrose’s definition of funds from operations (“FFO”), which is the net income (computed in accordance with GAAP), excluding gains (or losses) from the sales of property, plus real estate depreciation. During this period, there are no applicable adjustments to net income of the Company to calculate FFO. We then calculate AFFO by adjusting net income to eliminate the impact of non-recurring items that are not reflective of operations and certain non-cash items that reduce or increase net income (loss) in accordance with GAAP, and also adjusted for income tax expense (other than income tax expenses of our TRS) that will not be incurred following our election and qualifications to be subject to tax as a REIT for U.S. federal income tax purposes. As shown in the table below, certain non-recurring and non-cash transactions added back for this fiscal quarter include non-cash components of compensation expense, amortization of financing costs for our Credit Agreements, and non-recurring agency expenses related to the Spin-Off.

Other REITS may not define AFFO in the same manner as we do and therefore our calculation of AFFO may not be comparable to such other REITs. You should also not consider AFFO to be an alternative to net income or as a reliable measure of our operating performance.

The table below is a reconciliation of GAAP net income to AFFO and GAAP earnings per share to AFFO earnings per share for the three months ended June 30, 2025.

Three months
(in thousands)	ended June 30, 2025
Net income attributable to Millrose Properties, Inc. Common shareholders	$112,760
Adjustments:
Add: Amortization of deferred financing costs for Credit Agreements (1)	1,520
Add: Rating agency expenses (2)	567
Add: Stock-based compensation expense (3)	181
Total adjustments	2,268
AFFO attributable to Millrose Properties, Inc. Common shareholders	$115,028
AFFO basic earnings per share of Class A and Class B Common Stock	$0.69
AFFO diluted earnings per share of Class A and Class B Common Stock	$0.69

Reconciliation of GAAP earnings per share to AFFO per share
GAAP reported basic earnings per share of Class A and Class B Common Stock - GAAP reported	$0.68
Adjustments:
Add: Amortization of deferred financing costs for Credit Agreements (1)	0.01
Add: Rating agency expenses (2)	0.00
Add: Stock-based compensation (3)	0.00
AFFO basic earnings per share of Class A and Class B Common Stock	$0.69

GAAP reported diluted earnings per share of Class A and Class B Common Stock	0.68
Adjustments:
Add: Amortization of deferred financing costs for Credit Agreements (1)	0.01
Add: Rating agency expenses (2)	0.00
Add: Stock-based compensation (3)	0.00
AFFO diluted earnings per share of Class A and Class B Common Stock	$0.69

Basic weighted average common shares outstanding of Class A and Class B Common Stock	166,003,497
Diluted weighted average common shares	166,031,175

(1) Reflected in Interest expense in the condensed consolidated statements of operations. See Note 7.Debt Obligations.

(2) Reflected in Other expenses in the condensed consolidated statements of operations. See Note 2.Basis of Presentation and Significant Accounting Policies, Other income (expenses).

(3) RSUs granted to each member of the Board under 2024 Incentive Plan. See Note 11.Stock-Based Compensation.

Liquidity and Capital Resources

As of June 30, 2025, we had $66.6 million cash on hand and approximately $1.310 billion capacity under our Revolving Credit Facility. Our primary sources of liquidity are cash flows from operations and debt financing under our Revolving Credit Facility of $1.335 billion and our DDTL Credit Facility of $1.0 billion. We believe that our existing cash on hand, cash generated from operations and available capacity under the Revolving Credit Facility will be sufficient to meet our liquidity needs in the short and long term. Our ability to satisfy our liquidity requirements depends on our future operating performance, which is affected by prevailing economic conditions, market conditions in the real estate industry and other factors, many of which are beyond our control.

Cash Flows

Our cash flows for the six months ended June 30, 2025 and 2024 are presented below. The financial data includes the results of cash flows for the Predecessor Millrose Business prior to the Spin-Off, which is derived from the financial statements of Lennar; and the Millrose business after the Spin-Off, which is derived from the accounting records of Millrose.

	Six months ended June 30,
(in thousands)	2025	2024
Cash flows from (used in)
Operating activities	$130,382	$599,900
Investing activities	(1,332,995)	(599,900)
Financing activities	1,269,188	-
Net increase (decrease) in cash	$66,575	$-

Cash Flows from Operating Activities

For the six months ended June 30, 2025, net cash from operating activities was $130.3 million. Our cash sources were $207.2 million consisting of option fee income of $174.4 million, development loan interest paid-in-kind of $4.9 million, interest income of $2.9 million, and pre-spin adjustments of $25.0 million. Our cash used was $76.9 million and consisted of our Management Fee payment to KL of $34.1 million, interest payments on our Revolving Credit Facility of $8.7 million, tax payments of $8.5 million, agency fee payments of $0.4 million, legal fee payments of $0.2 million, and Predecessor Millrose Business pre-spin-off net loss of $25.0 million.

For the six months ended June 30, 2024, net cash from operating activities was $599.9 million, primarily consisting of inventory takedowns of $709.6 million, and stock-based compensation of $8.9 million, which was partially offset by operating expenses of $1.9 million and by net operating loss of $116.7 million. All cash from the operating activities for the six months ended June 30, 2024 was allocated to the Predecessor Millrose Business by Lennar and not generated by the Predecessor Millrose Business itself.

Cash Flows from Investing Activities

For the six months ended June 30, 2025, net cash used in investing activities was $1.333 billion. Our cash used was $3.356 billion, consisting of payments to acquire Rausch land assets of $858.9 million and investments in Homesite inventory and other related assets of $2.497 billion. Our cash sources were $2.023 billion, consisting of option deposit payments from Lennar at Spin-Off of $584.8 million and takedowns of Homesite inventories and other related assets of $1.438 billion.

Cash Flows from Financing Activities

For the six months ended June 30, 2025, net cash from financing activities was $1.269 billion. Our cash sources were $2.365 billion, consisting of cash contributed by Lennar at Spin-Off of $415.2 million, Revolving Credit Facility drawdowns of $950.0 million, and DDTL Credit Facility drawdowns of $1.0 billion. Our cash used was $1.096 billion, consisting of Spin-Off costs of $77.9 million, Revolving Credit Facility financing payments of $925.0 million, repayment of Revolving Credit Facility debt of $9.9 million, DDTL Credit Facility financing payments of $14.1 million, dividends paid to shareholders of $63.1 million, and payment on seller notes of $6.0 million.

For the six months ended June 30, 2024, net cash used in financing activities was $599.9 million, consisting of principal payment on debt of $18.0 million and transfers to Lennar of $581.9 million. All cash from the financing activities for the six months ended June 30, 2024 was allocated to the Predecessor Millrose Business by Lennar and not generated by the Predecessor Millrose Business itself.

Other Cash Flows Considerations

During the second quarter 2025, Lennar updated its methodology for purchases from land bankers in order to reduce the time between Homesite purchase and homebuyer delivery. In connection with this update, Lennar and Millrose agreed to amend certain Homesite takedown schedules included in property-specific addendums to the Master Option Agreement. We expect these amendments will result in an average three-month increase in the option term as compared to the original takedown schedules, with no impact on monthly option payment terms or any other terms of the Master Option Agreement. Management does not expect these amendments to have a material impact on results of operations in future periods.

Revolving Credit Facility

On the Distribution Date, we entered into a credit agreement (the “Revolving Credit Agreement”) with a consortium of lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (the “Revolver Agent”). The Revolving Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) with commitments in an aggregate amount of $1.335 billion, of which $950 million has been borrowed, and $925 million has been repaid, as of June 30,

2025. Availability under the Revolving Credit Agreement is subject to a borrowing base updated quarterly (or, at our option, monthly), which is calculated by reference to the value of certain real property assets, with advance rates that vary by asset category, and unrestricted cash and cash equivalents, with adjustments as specified in the Revolving Credit Agreement. The Revolving Credit Facility may be used by us to borrow loans or obtain standby letters of credit.

Loans under the Revolving Credit Agreement bear interest at the Adjusted Term SOFR Rate (as defined in the Revolving Credit Agreement) plus an applicable margin at the per annum rate of (i) 2.00%, if the Leverage Ratio (as defined in the Revolving Credit Agreement) is less than or equal to 0.30 to 1.00, (ii) 2.25% if Leverage Ratio is greater than 0.30 to 1.00 and less than or equal to 0.40 to 1.00, and (iii) 2.50% if the Leverage Ratio is greater than 0.40 to 1.00. At our option, loans may instead bear interest at the Alternate Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin at the per annum rate of 1.00%, 1.25% or 1.50%, depending upon the Leverage Ratio.

Obligations under the Revolving Credit Agreement are secured by pledges by us of (i) the Promissory Note (as defined below) and (ii) the equity interests of Millrose Holdings. In addition, the Revolving Credit Agreement requires us to pledge (i) certain future promissory notes similar to the Promissory Note that Millrose may enter into with other subsidiaries and (ii) the equity interests of other subsidiaries whose equity interests are not pledged for the benefit of the Promissory Note or any other similar promissory note or notes. Pursuant to an intercreditor agreement (the “ICA”), dated as of June 24, 2025, by and among the DDTL Administrative Agent (as defined below) and the Revolver Agent, the DDTL Administrative Agent and the Revolver Agent agree that certain liens on Shared Collateral (as defined in the ICA) securing the DDTL Credit Agreement (as defined below) and the Revolving Credit Agreement shall be of equal priority, and certain distributions made in respect of Shared Collateral shall be shared on a ratable basis.

As of June 30, 2025, there were no guarantors under the Revolving Credit Agreement. We may elect to join certain of our subsidiaries to the Revolving Credit Agreement as guarantors from time to time, and in certain circumstances, the Revolving Credit Agreement requires us to cause certain of our other subsidiaries that are not Taxable REIT Subsidiaries (as defined in the Revolving Credit Agreement) to become guarantors.

The Revolving Credit Agreement includes affirmative and negative covenants applicable to us and our subsidiaries, including limitations regarding liens, investments, asset sales, transactions with affiliates, restrictive agreements, mergers and other fundamental changes, permitted lines of business, financial contracts, and designation of unrestricted subsidiaries. The Revolving Credit Agreement contains financial covenants, tested quarterly, consisting of a maximum Leverage Ratio, a minimum interest coverage ratio, and a minimum tangible net worth. The Revolving Credit Agreement also requires us to be in compliance with all REIT requirements. As of June 30, 2025, we were in compliance with all covenants under the Revolving Credit Agreement.

The Revolving Credit Agreement contains events of default, including if KL shall cease to be our manager and a replacement manager reasonably acceptable to the required lenders is not appointed within 90 days.

The Revolving Credit Agreement is scheduled to mature on February 7, 2028 (the “ Revolving Maturity Date”). Principal amounts and other obligations outstanding under the Revolving Credit Facility are due in full on the Revolving Maturity Date. Interest on each drawdown is due quarterly for loans bearing interest at the Alternate Base Rate and on the last day of the applicable interest payment date for loans bearing interest at the Adjusted Term SOFR Rate.

See Note 7. Debt Obligations to our unaudited condensed consolidated financial statements included in “Part I, Item 1 Financial Statements” of this Form 10-Q for further description.

Delayed Draw Term Loan Facility

On June 24, 2025, the Company entered into a credit agreement (the “DDTL Credit Agreement”, and together with the Revolving Credit Agreement, the “Credit Agreements”) with the lenders party thereto and Goldman Sachs Bank USA as administrative agent for the lenders (in such capacity, the “DDTL Administrative Agent”). The DDTL Credit Agreement provides for a delayed draw term loan facility (the “DDTL Credit Facility”) with commitments in an aggregate amount of $1.0 billion, of which $1.0 billion has been borrowed as of June 30, 2025. Proceeds of the Acquisition Tranche Loans (as defined in the DDTL Credit Agreement) were used to finance the previously announced acquisition of a portfolio of homesites on which the Company executed option agreements with New Home to support New Home’s acquisition of Landsea, which closed on June 25, 2025 (as further defined in the DDTL Credit Agreement, the “Specified Acquisition”), and the proceeds of any General Tranche Loans (as defined in the DDTL Credit Agreement) may be used for general corporate purposes (which may include, without limitation, to pay outstanding obligations under the Revolving Credit Facility).

Loans under the DDTL Credit Agreement bear interest at the Adjusted Term SOFR Rate (as defined in the DDTL Credit Agreement, the “DDTL Adjusted Term SOFR Rate”) plus an applicable margin at the per annum rate of: (i) from (and including) the initial draw date through (and including) 89 days after the initial draw date (a) 2.00% if the Leverage Ratio (as defined in the DDTL Credit Agreement, the “DDTL Leverage Ratio”) is less than or equal to 0.30 to 1.00, (b) 2.25% if the DDTL Leverage Ratio is greater than 0.30 to 1.00 and less than or equal to 0.40 to 1.00, and (c) 2.50% if the DDTL Leverage

Ratio is greater than 0.40 to 1.00; (ii) from (and including) 90 days after the initial draw date through (and including) 179 days after the initial draw date (a) 2.25% if the DDTL Leverage Ratio is less than or equal to 0.30 to 1.00, (b) 2.50% if the DDTL Leverage Ratio is greater than 0.30 to 1.00 and less than or equal to 0.40 to 1.00, and (c) 2.75% if the DDTL Leverage Ratio is greater than 0.40 to 1.00; (iii) from (and including) 180 days after the initial draw date through (and including) 269 days after the initial draw date (a) 2.50% if the DDTL Leverage Ratio is less than or equal to 0.30 to 1.00, (b) 2.75% if the DDTL Leverage Ratio is greater than 0.30 to 1.00 and less than or equal to 0.40 to 1.00, and (c) 3.00% if the DDTL Leverage Ratio is greater than 0.40 to 1.00; and (iv) from (and including) 270 days after the initial draw date and thereafter (a) 2.75% if the DDTL Leverage Ratio is less than or equal to 0.30 to 1.00, (b) 3.00% if the DDTL Leverage Ratio is greater than 0.30 to 1.00 and less than or equal to 0.40 to 1.00, and (c) 3.25% if the DDTL Leverage Ratio is greater than 0.40 to 1.00. At the Company’s option, loans may instead bear interest at the Alternate Base Rate (as defined in the DDTL Credit Agreement, the “DDTL Alternate Base Rate”) plus an applicable margin at the per annum rate of 1.00% lower than the applicable margin for DDTL Adjusted Term SOFR Rate loans set forth above, in each case based upon the DDTL Leverage Ratio and the time after initial draw.

Obligations under the DDTL Credit Agreement are secured by pledges by the Company of (i) the Promissory Note, and (ii) the equity interests of Millrose Holdings. In addition, the DDTL Credit Agreement requires the Company to pledge (i) certain future promissory notes similar to the Promissory Note that Millrose may enter into with other subsidiaries and (ii) the equity interests of any other subsidiaries whose equity interests are not pledged for the benefit of the Promissory Note or any other similar promissory note or notes. Pursuant to the ICA, the DDTL Administrative Agent and the Revolver Agent agree that certain liens on Shared Collateral (as defined in the ICA) securing the DDTL Credit Agreement and the Revolving Credit Agreement shall be of equal priority, and certain distributions made in respect of Shared Collateral shall be shared on a ratable basis.

As of June 30, 2025, there were no guarantors under the DDTL Credit Agreement. The Company may elect to join certain of our subsidiaries to the DDTL Credit Agreement as guarantors from time to time and in certain circumstances, the DDTL Credit Agreement requires the Company to cause certain other subsidiaries of the Company that are not Taxable REIT Subsidiaries (as defined in the DDTL Credit Agreement) to become guarantors.

The DDTL Credit Agreement includes mandatory prepayments applicable to the Company and its subsidiaries in the event net cash proceeds are received from certain debt issuances, certain issuances of capital stock, and certain non-ordinary course dispositions of assets.

The DDTL Credit Agreement includes affirmative and negative covenants applicable to the Company and its subsidiaries, including limitations regarding liens, investments, asset sales, transactions with affiliates, restrictive agreements, mergers and other fundamental changes, permitted lines of business, financial contracts, and designation of unrestricted subsidiaries. The DDTL Credit Agreement contains financial covenants, tested quarterly, consisting of a maximum DDTL Leverage Ratio, a minimum interest coverage ratio, and a minimum tangible net worth. The DDTL Credit Agreement also requires the Company to maintain its status as a REIT. As of June 30, 2025, the Company was in compliance with all covenants under the DDTL Credit Agreement.

The DDTL Credit Agreement contains events of default, including if KL shall cease to be the Company’s manager and a replacement manager reasonably acceptable to the Required Lenders (as defined in the DDTL Credit Agreement) is not appointed within 90 days.

The DDTL Credit Agreement is scheduled to mature on June 23, 2026 (the “DDTL Maturity Date”). Principal amounts and other obligations outstanding under the DDTL Credit Agreement are due in full on the DDTL Maturity Date. Interest on each drawdown is due quarterly for loans bearing interest at the Alternate Base Rate and on the last day of the applicable interest payment date for loans bearing interest at the Adjusted Term SOFR Rate.

See Note 7. Debt Obligations to our unaudited condensed consolidated financial statements included in “Part I. Item 1 Financial Statements” of this Form 10-Q for further description.

Debt to Equity Ratio Limit Right

In addition to the Credit Agreements, Millrose may seek to pursue other debt and expects to have access to a certain amount of debt and equity capital at least a portion of which is intended to be available for use in financing transactions with new customers. However, there is no guarantee that such sources of additional capital will be obtained on acceptable terms or at all or will be sufficient to cover all of Millrose’s business growth initiatives. As such, Millrose may also seek additional third-party financing to satisfy any additional capital needs or raise capital through equity and debt issuances into the market. Additionally, any third-party financing arrangements Millrose enters into may not cause its debt to equity ratio to exceed 1:1 (the “Debt to Equity Ratio Limit”), unless Millrose obtains the prior approval of Lennar.

Secured Financing Collateral Consent Right

In addition to the Credit Agreements, from time to time, Millrose may enter into various “secured financing arrangements,” which may include but are not limited to secured or collateralized loans, or any other transactions where assets may be pledged or used as collateral to secure the financing instrument, whether or not the security interest is perfected. In such cases, Millrose may use the land assets it holds through its subsidiaries in its real estate portfolio or the proceeds from customers’ exercises of purchase options relating to the land assets in Millrose’s real estate portfolio as collateral to secure the financing. While Millrose may, at its discretion, enter into any secured financing arrangements it so chooses (subject to the Debt to Equity Ratio Limit), Millrose is prohibited from granting or selling any security interest whereby the assets pledged pursuant to such security interest include Transferred Assets, Supplemental Transferred Assets or Future Property Assets held pursuant to the Lennar Agreements and Future Property Assets of Other Customers (i.e., mixing the assets into one collateral pool) without Lennar’s prior written consent.

Dividends

On April 15, 2025, the Company paid a dividend of $0.38 to holders of its Class A common stock and Class B common stock as of the close of business on April 4, 2025, as declared by the Board on March 17, 2025. On June 16, 2025 the Company declared a dividend of $0.69 to Class A common stockholders and Class B common stockholders of record as of the close of business July 3, 2025. This dividend was paid on July 15, 2025.We intend to make regular dividend payments of at least 90% of our REIT taxable income to holders of our common stock out of assets legally available for this purpose. While we do not plan to do so, under currently applicable Internal Revenue Services guidance, approximately 80% of these dividends may be paid in the form of stock dividends, rather than in cash. Dividends will be authorized by our Board and declared by us based on a number of factors including actual results of operations, dividend restrictions under Maryland law or applicable debt covenants, our liquidity and financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and any other factors our Board deems relevant. Subject to certain exceptions, distributions received from us will not be qualified dividends and will therefore be taxed at ordinary income rates to the extent of our current or accumulated earnings and profits.

Effects of Inflation and Seasonality

See discussion in the section “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K.

Promissory Note

As part of the recapitalization of Millrose Holdings prior to the distribution, on February 6, 2025, Millrose Holdings and certain of its subsidiaries issued to Millrose a promissory note (the “Promissory Note”) of approximately $4.8 billion that is secured by a pledge of all equity interests in the Initial Property LLCs and unrecorded mortgages on the Transferred Assets.

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

REIT Tax Election and Income Taxes

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code and expect to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT qualifying activities is derived through our TRSs and is subject to applicable U.S. federal, state, and local income and franchise taxes. During the three and six months ended June 30, 2025, we recorded consolidated income tax expense of $4.8 million and $9.1 million, respectively, which was attributable to our TRSs. We had no significant taxes associated with our TRS for the years ended December 31, 2024 or six months ended June 30, 2024.

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

We evaluate the tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50 percent probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the applicable statute of limitations, for all major jurisdictions, which include federal and certain states. We have no examinations in progress and none are expected at this time. We evaluate our tax positions using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. We had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2024 or June 30, 2025. We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our combined statements of operations and comprehensive income (loss).

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

New Home Company Transaction

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates and other market changes that affect our debt obligations and market sensitive investments. Interest rate changes may affect (i) the market for new homes, and therefore the likelihood that purchase options will be exercised, (ii) debt obligations for our Revolving Credit Facility, and (iii) the ability to obtain other long-term debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. In the future, we may use derivative instruments to hedge exposures to changes in interest rates on land secured by our assets on the value of the land we own. There have been no material changes from the market risk disclosure set forth in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in the Form 10-K.

As of June 30, 2025, we had $25.0 million outstanding borrowings under the Revolving Credit Facility.

As of June 30, 2025, we had $1 billion outstanding borrowings under the DDTL Credit Agreement.

Borrowings under our Revolving Credit Facility bear interest at the “Adjusted Term SOFR Rate”, plus an applicable per annum spread rate of 2.00%-2.50% based on the Leverage Ratio. All outstanding principal is due and payable upon termination of the Revolving Credit Facility. Variable changes in interest rates related to the Adjusted Term SOFR Rate are generally not expected to affect the fair value of outstanding borrowings on our Revolving Credit Facility but do affect our earnings and cash flows. Assuming no change in the amount outstanding as of June 30, 2025, the impact on interest expense of a 1% increase or decrease in the average interest rate would be approximately $1.4 million for the six months ended June 30, 2025 and $0.3 million on an annual basis over twelve months.

Borrowings under our DDTL Credit Facility bear interest at the DDTL Adjusted Term SOFR Rate, plus an applicable per annum spread rate of 2.00%-3.25% based on the DDTL Leverage Ratio and the number of days after the initial draw date. All outstanding principal is due and payable upon termination of the DDTL Credit Facility. Variable changes in interest rates related to the DDTL Term Adjusted SOFR Rate are generally not expected to affect the fair value of outstanding borrowings on our DDTL Credit Facility but do affect our earnings and cash flows. Assuming no change in the amount outstanding as of June 30, 2025, the impact on interest expense of a 1% increase or decrease in the average interest rate would be approximately $0.2 million for the six months ended June 30, 2025 and $10.0 million on an annual basis over twelve months.

For additional information regarding our market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q as required by paragraph (b) of Rule 13a-15 or 15d-15 of the Exchange Act. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 and provided reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer evaluated for changes in internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred for the quarter ended June 30, 2025. As disclosed in our Form 10-Q for the quarter ended March 31, 2025, prior to the Spin-Off, the Predecessor Millrose Business relied on processes and internal controls over financial reporting performed by Lennar. After the Spin-Off, Millrose became an independent company and responsibility for these processes and controls were transferred to KL, the Manager for Millrose. These changes are not expected to materially affect or have an adverse impact on our ability to maintain adequate internal controls over financial reporting. Following the Spin-Off, new corporate and governance functions will continue to be implemented in order to meet the regulatory requirements of a stand-alone company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of Millrose’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

(a)
Exhibits

Exhibit Number	Description

3.1

Articles of Amendment and Restatement of Millrose Properties, Inc., dated February 6, 2025 (incorporated by reference to Exhibit 3.1 to Millrose’s Current Report on Form 8-K filed with the SEC on February 7, 2025)

3.2

Amended and Restated Bylaws of Millrose Properties, Inc., dated February 7, 2025 (incorporated by reference to Exhibit 3.2 to Millrose’s Current Report on Form 8-K filed with the SEC on February 7, 2025)

10.1†

Delayed Draw Term Loan Agreement, dated as of June 24, 2025, by and among Millrose Properties, Inc., the lenders party thereto and Goldman Sachs Bank USA, as administrative agent (incorporated by reference to Exhibit 10.1 to Millrose’s Current Report on Form 8-K filed with the SEC on June 26, 2025)

10.2	Form of Millrose Properties, Inc. Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.17 to Millrose's Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2025)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: July 31, 2025