Form 10-Q
period 2025-09-30
Millrose Properties, Inc.
filed 2025-10-23
CIK 2017206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of Class A common stock outstanding as of October 23, 2025: 154,183,686

The number of Class B common stock outstanding as of October 23, 2025: 11,819,811

i

GLOSSARY OF DEFINED TERMS

In this Quarterly Report on Form 10-Q (this “Form 10-Q”), the following terms and abbreviations have the meanings listed below.

AFFO means the Adjusted Funds From Operations, which are calculated as the net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate depreciation, adjusted to eliminate the impact of non-recurring items that are not reflective of ongoing operations and certain non-cash items that reduce or increase net income (loss) in accordance with GAAP, and also adjusted for income tax expense (other than income tax expenses of our TRSs) that will not be incurred following our election and qualification to be subject to tax as a REIT for U.S. federal income tax purposes.

Future Property Assets means any Homesites, prospective Homesites, properties or other related land assets that Millrose (through its TRSs, the Property LLCs and subsidiaries other than the TRSs and the Property LLCs (the “Other Subsidiaries”) may (i) acquire in the future pursuant to the Lennar Agreements or (ii) acquire in the future pursuant to any agreements that Millrose or its subsidiaries may negotiate and enter into with Lennar (outside of the Lennar Agreements), any Lennar Related Ventures or Other Customers, respectively, in the future.

GAAP means generally accepted accounting principles in the United States.

Homesite means land inventory that has all discretionary approvals and entitlements necessary to allow Horizontal Development and Vertical Development to begin soon after the acquisition of the land, including (i) subdivided and fully developed land inventory on which homes may be built and (ii) subdivided or non-subdivided land inventory undergoing necessary Horizontal Development and subdivision so that homes may be built on them.

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

Land Under Development means land for which all discretionary entitlements, including all permits and approvals, have been received, and surveys and planning have been completed, and Horizontal Development is already underway, which must be substantially completed before home construction can begin.

Lennar Agreements means the Master Program Agreement, Master Option Agreement, Master Construction Agreement, Multiparty Cross Agreements, Founder’s Rights Agreement, Registration Rights Agreement, each entered into on February 7, 2025 in connection with the Spin-Off and other agreements which Lennar or its subsidiaries and Millrose or Millrose Holdings may enter into from time to time in connection with Millrose’s (including Millrose Holdings) provision of the HOPP’R to Lennar and/or that govern Lennar’s ongoing relationship with Millrose.

Lennar Related Ventures means any residential home construction or real estate development companies in the United States (i) in which Lennar has any amount of ownership interests or (ii) with which Lennar has any contractual business relationship, in each case, that is referred by Lennar to Millrose as a HOPP’R customer.

Master Construction Agreement means the Master Construction Agreement, dated as of February 7, 2025, by and among Millrose, Millrose Holdings, U.S. Home LLC, Lennar Homes Holding, LLC and CalAtlantic Group, LLC, as described in “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Master Construction Agreement” in the Form 10-K, as amended from time to time and as supplemented by any terms and provisions contained in any Project Addenda.

Master Option Agreement means the Master Option Agreement, dated as of February 7, 2025, by and among Millrose, Millrose Holdings, U.S. Home LLC, Lennar Homes Holding, LLC and CalAtlantic Group, LLC, as described in “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Master Option Agreement” in the Form 10-K, as amended from time to time and as supplemented by any terms and provisions contained in any Project Addenda.

Master Program Agreement means the Master Program Agreement, dated as of February 7, 2025, by and between Millrose and U.S. Home LLC, Lennar Homes Holding, LLC and CalAtlantic Group, LLC, as described in “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Lennar—Master Program Agreement” in the Form 10-K, as supplemented by any terms and provisions contained in any Project Addenda.

Other Agreements means any transaction agreements, other than the Master Program Agreement, including those entered into from time to time with Other Customers and other agreements which Other Customers and the Company may enter into from time to time in connection with the Company’s provision of the HOPP’R to Other Customers and/or that govern Other Customers’ ongoing relationship with Millrose, and any entered into with Lennar on terms different than those of the Master Program Agreement.

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

Property LLC includes all of our LLC subsidiaries that hold the property assets.

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

Supplemental Transferred Assets Transaction means the transaction between Millrose and Rausch, pursuant to which Millrose acquired the Supplemental Transferred Assets (through an acquisition of 100% of the stock of RCH Holdings, Inc., a recently formed parent holding company of Rausch) following the Spin-Off.

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

Transferred Assets means the Homesite inventory transferred in the Spin-Off.

TRS means a taxable REIT subsidiary, which is a fully taxable corporation that has jointly elected with the parent REIT to be treated as a taxable REIT subsidiary, defined under section 856 of the Internal Revenue Code of 1986, as amended (the “Code”).

Vertical Development means any work relating to the construction of homes on owned homesites that extend above the ground level after Horizontal Development is sufficiently completed.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements including, in particular, statements about Millrose Properties, Inc.’s (“Millrose,” and, together with its subsidiaries (unless the context otherwise requires), the “Company,” “we,” “us” or “our”) plans, strategies and objectives, as well as statements about Millrose’s business (including MPH Parent LLC (“MPH Parent”) and Millrose Properties Holdings, LLC (“Millrose Holdings”) and any of the other Millrose subsidiaries), and Millrose’s future plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “can,” “shall,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words or the negatives thereof intended to identify forward-looking statements. However, not all forward-looking statements contain these identify words. Specific forward-looking statements in this Form 10-Q include statements regarding:

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
•
our expected business, operations and financial position;
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
•
our status as a REIT and MPH Parent’s, RCH Holdings, Inc.’s, and Millrose Holdings’ status as TRSs;
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

Investing in our common stock involves a high degree of risk. You should carefully review “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2025 (the “Form 10-K”) and “Part II, Item 1A. Risk Factors” of this Form 10-Q for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PRESENTATION OF FINANCIAL AND OPERATING DATA

Unless otherwise indicated, the financial information presented prior to the February 7, 2025 Spin-Off (as defined below) in this Form 10-Q is that of Lennar Corporation (“Lennar”, or the “Predecessor”).

Millrose Properties, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share amounts)

	September 30,	December 31,
	2025	2024
Assets
Inventories
Homesite inventory	$8,360,431	$-
Land and land under development	-	2,978,807
Finished homesites	-	2,486,483
Total inventories	8,360,431	5,465,290
Development loan receivables, net	340,401	-
Cash	242,578	-
Option fee receivables	58,236	-
Other assets	22,091	-
Total assets	9,023,737	5,465,290
Liabilities and stockholders' equity
Accounts payable and accrued expenses	-	282,730
Builder deposits	874,257	-
Debt obligations, net	1,966,171	24,188
Development guarantee holdback liability	100,000	-
Deferred tax liabilities	71,833	-
Other liabilities	153,160	-
Total liabilities	3,165,421	306,918
Commitments and contingencies (See Note 8)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 0 shares issued at September 30, 2025	-	-
Class A common stock, $0.01 par value, 275,000,000 shares authorized, 154,183,686 shares issued at September 30, 2025	1,542	-
Class B common stock, $0.01 par value, 175,000,000 shares authorized, 11,819,811 shares issued at September 30, 2025	118	-
Predecessor equity	-	5,158,372
Additional paid-in capital	5,872,876	-
Distribution in excess of net income	(16,220)	-
Total stockholders' equity	5,858,316	5,158,372
Total liabilities and stockholders' equity	$9,023,737	$5,465,290

See Notes to the unaudited Condensed Consolidated Financial Statements.

Millrose Properties, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Option fee revenues	$170,326	$-	$391,491	$-
Development loan income	8,934	-	19,469	-
Total revenues	179,260	-	410,960	-
Operating expenses:
Management fee expense	25,895	-	59,959	-
Stock-based compensation expense	189	-	370	-
Provision for credit loss expense	340	-	340	-
Sales, general, and administrative expenses from pre-spin periods	-	63,670	24,960	180,418
Total operating expenses	26,424	63,670	85,629	180,418
Income (loss) from operations	152,836	(63,670)	325,331	(180,418)
Other income (expense):
Interest income	2,450	-	5,356	-
Interest expense	(43,748)	-	(56,569)	-
Other expenses	(616)	-	(1,483)	-
Total other income (expense)	(41,914)	-	(52,696)	-
Net income (loss) before income taxes	110,922	(63,670)	272,635	(180,418)
Income tax expense	5,862	-	15,009	-
Net income (loss)	$105,060	$(63,670)	$257,626	$(180,418)
Adjustment for expenses from pre-spin periods	-	-	24,960	-
Net income attributable to Millrose Properties, Inc. Common shareholders	$105,060	$(63,670)	$282,586	$(180,418)
Basic earnings per share of Class A and Class B Common Stock	$0.63	$-	$1.70	$-
Diluted earnings per share of Class A and Class B Common Stock	$0.63	$-	$1.70	$-
Basic weighted average common shares outstanding of Class A and Class B Common Stock (1)	166,003,497	-	166,003,497	-
Diluted weighted average common shares (2)	166,031,797	-	166,025,174	-

(1) Basic weighted average common shares for the three and nine months ended September 30, 2025 represent the common shares issued at the Spin-Off, which are the common shares outstanding as of September 30, 2025. No publicly-listed shares were outstanding as of September 30, 2024.

(2) Diluted weighted shares for the three and nine months ended September 30, 2025 include 28,300 restricted stock unit (“RSUs”) granted in the aggregate to each member of tbe Board under the 2024 Incentive Plan (as defined below) on April 3, 2025. The RSUs were unvested as of September 30, 2025.

See Notes to the unaudited Condensed Consolidated Financial Statements.

Millrose Properties, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except share amounts)

	Three Months Ended September 30, 2025
	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid	Distribution in Excess of	Pre-Spin Predecessors	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Net Income	Equity	Equity
Balance at June 30, 2025	154,183,686	$1,542	11,819,811	$118	-	$-	$5,872,687	$(98)	$-	$5,874,249
Net income	-	-	-	-	-	-	-	105,060	-	105,060
Common stock issued	-	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	189	-	-	189
Dividends declared	-	-	-	-	-	-	-	(121,182)	-	(121,182)
Stockholders' Equity at September 30, 2025	154,183,686	$1,542	11,819,811	$118	-	$-	$5,872,876	$(16,220)	$-	$5,858,316

	Three Months Ended September 30, 2024
	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid	Distribution in Excess of	Pre-Spin Predecessors	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Net Income	Equity	Equity
Balance at June 30, 2024	-	$-	-	$-	-	$-	$-	$-	$3,769,154	$3,769,154
Loss	-	-	-	-	-	-	-	-	(63,670)	(63,670)
Stock-based compensation	-	-	-	-	-	-	-	-	1,322	1,322
Contribution from Predecessor	-	-	-	-	-	-	-	-	335,954	335,954
Stockholders' Equity at September 30, 2024	-	$-	-	$-	-	$-	$-	$-	$4,042,760	$4,042,760

	Nine Months Ended September 30, 2025
	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid	Distribution in Excess of	Pre-Spin Predecessors	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Net Income	Equity	Equity
Balance at December 31, 2024	-	$-	-	$-	-	$-	$-	$-	$5,158,372	$5,158,372
Net income	-	-	-	-	-	-	-	282,586	(24,960)	257,626
Adjustment for expenses from pre-spin periods	-	-	-	-	-	-	-	-	24,960	24,960
Common stock issued, Spin-Off	120,983,633	1,210	11,819,811	118	-	-	(1,328)	-	-	-
Common stock retained by Lennar at Spin-Off	33,200,053	332	-	-	-	-	(332)	-	-	-
Contribution from Lennar, Spin-Off	-	-	-	-	-	-	5,874,166	-	-	5,874,166
Reversal of Predecessor equity	-	-	-	-	-	-	-	-	(5,158,372)	(5,158,372)
Stock-based compensation	-	-	-	-	-	-	370	-	-	370
Dividends declared	-	-	-	-	-	-	-	(298,806)	-	(298,806)
Stockholders' Equity at September 30, 2025	154,183,686	$1,542	11,819,811	$118	-	$-	$5,872,876	$(16,220)	$-	$5,858,316

	Nine Months Ended September 30, 2024
	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid	Distribution in Excess of	Pre-Spin Predecessors	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Net Income	Equity	Equity
Balance at December 31, 2023	-	$-	-	$-	-	$-	$-	$-	$4,458,961	$4,458,961
Loss	-	-	-	-	-	-	-	-	(180,418)	(180,418)
Stock based compensation	-	-	-	-	-	-	-	-	10,185	10,185
Contributions to Predecessor	-	-	-	-	-	-	-	-	(245,968)	(245,968)
Stockholders' Equity at September 30, 2024	-	$-	-	$-	-	$-	$-	$-	$4,042,760	$4,042,760

See Notes to the unaudited Condensed Consolidated Financial Statements.

Millrose Properties, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from (used in) operating activities
Net income (loss)	$257,626	$(180,418)
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for credit loss expense	340	-
Sales, general, and administrative expenses from pre-spin periods	24,960	-
Interest paid-in-kind	(11,889)	-
Stock-based compensation expense	370	10,185
Amortization of discount	-	125
Amortization of debt issuance and financing costs	17,880	-
Changes in assets and liabilities
Land inventory	-	428,176
Option fee receivables	(58,236)	-
Other assets	(8,522)	-
Accounts payable and accrued expenses	-	2,147
Other liabilities	15,979	-
Deferred tax liabilities	15,009	-
Net cash flows from operating activities	253,517	260,215
Cash flows from (used in) investing activities
Option deposits from Lennar, Spin-Off	584,848	-
Purchase of Rausch land assets, net of builder deposits	(858,938)	-
Investment in homesite inventory, net of builder deposits	(3,729,194)	-
Sales of homesite inventory, net of builder deposit credits	2,224,076	-
Investment in development loans	(338,391)	-
Paydowns of development loans	9,539	-
Net cash used in investing activities	(2,108,060)	-
Cash flows from (used in) financing activities
Cash contribution from Lennar, Spin-Off	415,152	-
Principal payments on debt from pre-spin periods	-	(14,247)
Net transfers to Predecessor	-	(245,968)
Payments for Spin-Off deal costs	(77,948)	-
Financing and issuance cost payments for debt obligations	(56,459)	-
Proceeds from revolving credit facility and delayed draw term loan facility borrowings	2,575,000	-
Repayments of revolving credit facility and delayed draw term loan facility borrowings	(2,575,000)	-
Proceeds from senior notes	2,000,000	-
Dividends paid to shareholders	(177,624)	-
Payment of seller notes	(6,000)	-
Net cash flows from (used in) financing activities	2,097,121	(260,215)
Net increase in cash	242,578	-
Cash at beginning of period	-	-
Cash at end of period	$242,578	$-
Supplemental disclosures of non-cash investing and financing activities
Non-cash impacts of Millrose Spin-Off
Homesite inventory contributed by Lennar, net of option deposits	$4,911,279	$-
Decrease in deferred tax liabilities	59,836	-
Liabilities for transaction deal costs and seller notes	(96,948)	-
Common stock issued, Spin-Off	(1,660)	-
Non-cash increase in additional paid-in-capital, Spin-Off	(4,872,506)	-
Reversal of Predecessor equity at Spin-Off	5,158,372	-
Non-cash impacts of Rausch land acquisition
Option deposits	(90,264)	-
Development guarantee holdback liability	(100,000)	-
Increase in deferred tax liabilities	(116,660)	-
Builder deposits for investments in homesite inventory	(313,878)	-
Builder deposit credits for sales of homesite inventory	114,733	-
Reduction of debt for inventories financed by sellers	-	(13,905)
Dividends declared but not paid	121,183	-
Purchases of inventory financed by sellers	-	20,615
Supplemental disclosure of cash flow information
Cash paid for interest	$22,960	$-
Cash paid for income taxes	8,500	-

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

Millrose is a holding company whose land banking operations are conducted through MPH Parent, LLC (“MPH Parent”), Millrose Properties Holdings, LLC (“Millrose Holdings”), each a Delaware limited liability company and a wholly owned operating subsidiary of Millrose, and other subsidiaries. The Company purchases and develops residential land and sells finished homesites to homebuilders through option contracts with predetermined costs and takedown schedules. As fully developed homesites are taken down by the homebuilder, capital is recycled into future land acquisitions for homebuilders, providing each customer with uninterrupted access to capital. Through its subsidiaries, the Company holds finished homesites with homes under construction, finished homesites imminently ready for construction, land under development, land ready for development and land not yet ready for development. Millrose and its subsidiaries also may make non-land banking investments from time to time.

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

In connection with the New Home transaction, on June 24, 2025, Millrose entered into the DDTL Credit Agreement (as defined below) that provided for a delayed draw term loan facility with commitments in the aggregate amount of $1.0 billion that was scheduled to mature on June 23, 2026. Proceeds of the DDTL Credit Facility (as defined below) were used to fund the New Home acquisition of Landsea and any remaining proceeds were available for general corporate purposes. On September 11, 2025, the DDTL Credit Agreement was terminated and all obligations thereunder were repaid in full (as further described below in Note 7. Debt Obligations).

On August 7, 2025, the Company completed the offer and sale (the “August 2025 Offering”) of $1.25 billion aggregate principal amount of its 6.375% senior notes due 2030 (the “2030 Notes”). See Note 7. Debt Obligations for further description of the August 2025 Offering.

On September 11, 2025, the Company completed the offer and sale (the “September 2025 Offering”) of $750 million aggregate principal amount of its 6.250% senior notes due 2032 (the “2032 Notes”). See Note 7. Debt Obligations for further description of the September 2025 Offering.

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

The basis of accounting of the Predecessor Millrose Business for the three and nine months ended September 30, 2024 is unchanged from that included in the notes to the combined financials statements in Form 10-K for the year ended December 31, 2024, which includes an allocation of all costs directly attributable to the Predecessor Millrose Business. The basis of accounting for the Predecessor Millrose Business for the nine months ended September 30, 2025 includes an allocation of the average daily expense in 2024, using this allocation method, to the period of January 1, 2025 through February 7, 2025. See “ Sales, General, and Administrative Expenses from Pre-Spin Period” in this Note 2 below for more information.

The unaudited condensed consolidated financial statements after the Spin-Off include the accounts of the Company and its subsidiaries, including Millrose Holdings and other subsidiaries. The basis of presentation of significant accounting policies documented below includes that of Millrose after the Spin-Off as of September 30, 2025.

All intercompany balances and transactions have been eliminated in consolidation.

Segment and Geographic Information

Prior to the Spin-Off, the Predecessor Millrose Business did not operate as a separate reportable segment. Subsequent to the Spin-Off, the Company operates and derives revenue primarily from its portfolio of homesite inventory through option contracts. The Company also earns interest income on the outstanding loan balance of development loans secured by residential property intended for single-family residential use. As of September 30, 2025, the Company’s operations are conducted in the United States with properties geographically located across 30 states. The Chief Executive Officer serves as the Company’s Chief Operating Decision Maker (the “CODM”) and evaluates performance and resource allocation on a portfolio basis. Additionally, the Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single operating and reportable segment (the “Reporting Segment”) for disclosure purposes in accordance with GAAP.

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

Cash

The Company considers all investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates their fair values due to the short maturity period. As of September 30, 2025, cash was $242.6 million and consisted of highly liquid deposit accounts and the Company held no cash equivalents. The Predecessor Millrose Business held no cash and cash equivalents at December 31, 2024.

Option Fee Receivables

Option fee receivables are stated at their net realizable value. The Company assesses for potential credit losses based on historical experience, creditworthiness of customers, and current economic conditions relevant to the Company. Option fee receivables were $58.2 million as of September 30, 2025 as compared to $0 as of December 31, 2024.

Option fee receivables consist of amounts due from customers to maintain their purchase options on properties. Option fees are billed monthly and are due in the following month. As of the date of issuance of this Form 10-Q, all option fee receivables as of September 30, 2025 have been collected. Based on the short duration of receivables and collection of the full balance, the Company did not record a credit allowance as of September 30, 2025.

Inventories

Inventories consist of homesite inventory. Total inventories were $8.4 billion as of September 30, 2025, as compared to $5.5 billion as of December 31, 2024.

The Company accounts for inventories in accordance with ASC 360, Property, Plant, and Equipment. The Company’s inventory is stated at cost and is monitored for indicators of impairment. The Company reviews for indicators of impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. If any such indicators are identified, the inventory is written down to fair value. The cost of inventory includes land acquisition costs, land development costs, and other costs directly attributable to homesite development. When inventory is sold to customers through option contracts with predetermined costs and takedown schedules, the book value of the inventory is removed from the balance sheet.

The following roll forward summarizes the change in inventories from the Spin-Off through September 30, 2025:

Nine months ended,
(in thousands)	September 30 2025
Inventories
Beginning balance as of February 7, 2025 Spin-Off date	$-
Homesite inventory contributed by Lennar in Spin-Off (1)	5,496,126
Land acquired from Rausch (2)	1,158,303
Investments in homesite inventory (3)	4,044,811
Homesite inventory takedowns	(2,338,809)
Total inventories as of September 30, 2025	$8,360,431

(1) Includes land contributed of $5.556 billion, less deferred tax asset adjustment of $59.8 million.

(2) Includes land acquired of $1.049 billion plus deferred tax liability adjustment of $116.7 million, less earnest deposits of $7.6 million.

(3) Includes land acquired of $2.871 billion and development costs of $1.174 billion. Land additions include $522.8 million of land assets acquired in the New Home transaction.

Development Loan Receivables

Development loan receivables as of September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Development loan principal receivables	$334,508	$-
Interest receivable paid-in-kind for development loans	6,233	-
Allowance for credit losses	(340)	-
Total development loan receivables	$340,401	$-

Development loan receivables include principal amounts due on development loans secured by property intended for single-family residential use and the related interest receivable, which is paid-in-kind. The Company accounts for development loan receivables in accordance with ASC 310, Receivables. Development loans are used for residential homesite property development and are recorded at the cost to acquire the principal portion less principal payments.

The Company records the allowance for credit losses in accordance with ASC 326, Financial Instruments - Credit Losses (“CECL”) using a loss-rate method under the CECL model, which considers historical experience, present economic conditions, and other factors considered relevant by the Company. The Company recorded a provision for credit loss expense of $0.3 million during the third quarter of 2025 in the condensed consolidated statements of operations as an estimate of potential future losses.

The following roll forward summarizes the change in development loan receivables from the Spin-Off through September 30, 2025:

Nine months ended,
(in thousands)	September 30 2025
Development loan receivables, net
Beginning balance as of February 7, 2025 Spin-Off date	$-
Investments in development loans	338,391
Paydowns of development loans	(9,539)
Interest receivable paid-in-kind	11,889
Allowance for credit losses	(340)
Total development loan receivables, net as of September 30, 2025	$340,401

Debt Issuance and Financing Costs

The Company records debt issuance and financing costs in accordance with ASC 835, Interest. Issuance costs for the DDTL Credit Facility and 2030 Notes and 2032 Notes (collectively, the “Senior Notes”) are recorded as direct deduction of the carrying value of the debt liability and are classified as debt obligations in the Company’s unaudited condensed consolidated balance sheets. The costs are amortized to interest expense over the life of the debt. As of September 30, 2025, issuance costs for the Senior Notes recorded as a direct deduction of debt, net of accumulated amortization recorded to interest expense, were $33.8 million. During the third quarter of 2025, as a result of the August 2025 Offering and the September 2025 Offering (as described below), and in accordance with the First Amendment to DDTL (as described below), the Company fully repaid the remaining outstanding principal balance and interest on the DDTL Credit Facility. As a result, during the third quarter of 2025, the Company derecognized and recorded the remaining unamortized issuance costs of $11.9 million to interest expense in the Company’s condensed consolidated statements of operations.

Financing costs for the Revolving Credit Facility are classified as other assets in the Company’s unaudited condensed consolidated balance sheets as the costs represent a future economic benefit which provides the Company access to capital over the contractual term. As of September 30, 2025, financing costs recorded as other assets, net of accumulated amortization recorded to interest expense, were $7.7 million for the Revolving Credit Facility.

See Note 7. Debt Obligations.

Builder Deposits

Builder deposits are option deposit payments received from customers under the Company’s option contracts. Builder deposits are contract liabilities for obligations to sell finished homesites to customers when the customers exercise their purchase options. Builder deposits are recorded as a liability at the time of customer payment. When the customers exercise their purchase option and acquire the finished homesite, the builder deposits are applied to the total takedown price owed by the customer. The liability is eliminated as takedown payments are made and recorded, along with the cash payment, as a reduction to the carrying amount of the inventory sold on the Company’s balance sheet. If customers do not exercise their purchase options, the deposit is forfeited as per the terms of the option contracts and recorded as income by the Company. The following is a roll forward of the builder deposit liability for the nine months ended September 30, 2025, which reflects activity after the Spin-Off. There were no builder deposits for the Predecessor Millrose Business prior to the Spin-Off.

Nine months ended,
(in thousands)	September 30, 2025
Builder deposits
Beginning balance as of February 7, 2025 Spin-Off date	$-
Builder deposits, Spin-Off	584,848
Builder deposits, Rausch land acquisition	90,264
Builder deposits, additions	313,878
Homesite takedowns, options exercised	(114,733)
Total builder deposits as of September 30, 2025	$874,257

Development Guarantee Holdback Liability

As of September 30, 2025, the Company recorded a holdback liability of $100 million related to a site improvement guarantee (the “Site Improvement Guarantee Amount”) owed to Rausch pursuant to terms of the transaction documents for the acquisition of the Rausch land assets by the Company (the “Transaction Documents”). The Site Improvement Guarantee Amount is due within ten business days of the date that is the later of (i) two years following February 10, 2025, and (ii) the date on which development of 50% of certain assets subject to the Transaction Documents (the “Guaranteed Assets”) has been completed. The amount to be paid to Rausch pursuant to the Transaction Documents is the Site Improvement Guarantee Amount, less the aggregate amount by which actual development costs exceed the budgeted development costs for the Guaranteed Assets or such lesser amounts as may be designated in writing by Rausch.

Revenue Recognition

Option fee revenues

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

The Company recognizes option fee revenues in accordance with ASC 606, Revenue from Contracts with Customers, using the five-step model:

1.
Identify the contract with a customer.
2.
Identify the performance obligations in the contract.
3.
Determine the transaction price.
4.
Allocate the transaction price to the performance obligations.
5.
Recognize revenue when the performance obligation is satisfied.

Monthly option payments are recorded as option fee revenue on a monthly basis, over time, for the period the performance obligation to provide the exclusive purchase option is satisfied. Monthly option payments are calculated by applying a fixed contractual rate per terms of the option contract to (i) total value of the property or acquisition cost of the property (ii) the amount of reimbursements made by the Company to customers for the cost of horizontal development or vertical development of the property, less (x) the takedown prices paid by customers to the Company and (y) any other payments or reimbursements paid by customers to the Company (which for the Transferred Assets from Lennar excludes deposits). At the end of each month, the Company calculates and invoices the monthly option fee to its customers for the cash consideration it expects to receive per terms of the option contract. The monthly option fee is recorded as option fee revenue in the period earned with an associated option fee receivable recorded in the accompanying balance sheets until payments are received. Monthly option payments are due within the following calendar month and reflect the amounts billed.

For the three months ended September 30, 2025 and September 30, 2024, option fee revenues were $170.3 million and $0, respectively. For the nine months ended September 30, 2025 and September 30, 2024, option fee revenues were $391.5 million and $0, respectively. For the three and nine months ended September 30, 2025, option fee revenue earned from Lennar was 84% and 91% of total option fee revenue, respectively, which is calculated per the terms of the Master Option Agreement.

Development loan income

The Company earns interest income on the outstanding loan balance of development loans secured by residential property. Development loan income is recorded in accordance with ASC 310, Receivables. The Company records the revenue on a monthly basis as the interest is earned. All interest earned is paid-in-kind.

For the three months ended September 30, 2025 and September 30, 2024, development loan income was $8.9 million and $0, respectively. For the nine months ended September 30, 2025 and September 30, 2024, development loan income was $19.5 million and $0, respectively.

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

The Management Fee for the three months ended September 30, 2025 was $25.9 million. The Management Fee for the nine months ended September 30, 2025 was $60.0 million, which covers the period from the Spin-Off date of February 7, 2025 through September 30, 2025 based on the number of days that the Management Agreement was in effect.

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

Sales, General, and Administrative Expenses from Pre-Spin Period

Sales, general, and administrative expenses from pre-spin period are costs directly attributable to the Predecessor Millrose Business prior to the Spin-Off, and include pre-Spin-Off operating and employee compensation costs for dedicated regional and divisional land teams tasked with acquiring and developing the homesites Lennar transferred to Millrose in the Spin-Off. For the three and nine months ended September 30, 2024, these expenses were allocated to the Predecessor Millrose Business on a specific identification basis or, when specific identification was not practicable, a proportional cost allocation method primarily based on headcount, usage, or other allocation methods depending on the nature of the services. For the nine months ended September 30, 2025, these expenses included an allocation for the period from January 1, 2025 through February 7, 2025 calculated as (i) the average daily expense allocated and recorded for the twelve months ended December 31, 2024, applied to (ii) days in the first quarter 2025 prior to the Spin-Off. The Company believes the allocation is representative in all material respects to the costs that are directly attributable to the Predecessor Millrose Business for the period from January 1, 2025 through February 7, 2025. Sales, general, and administrative expenses from pre-spin period were $25.0 million for the period of January 1, 2025 through February 7, 2025. Sales, general, and administrative expenses for the three and nine months ended September 30, 2024 were $63.7 million and $180.4 million, respectively.

Predecessor Millrose Business Income Taxes

The basis of accounting for income taxes for the Predecessor Millrose Business for the three and nine months ended September 30, 2025 is unchanged from that disclosed in the notes to the combined financials statements included in Millrose’s Form 10-K for the year ended December 31, 2024. See Note 9. Income Taxes for additional information.

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

Millrose intends to elect for its wholly owned subsidiaries MPH Parent and Millrose Holdings as well as its indirectly wholly owned subsidiary RCH Holdings, Inc. to be taxable as taxable REIT subsidiaries (“TRSs”) and may form or acquire other direct or indirect wholly owned subsidiaries that will also elect to be taxed as TRSs in the future. TRSs are subject to taxation at regular corporate income tax rates.

See Note 9. Income Taxes for additional information.

Other Income (Expense)

The Company records revenue and expenses that are not directly related to the core operations of the Company as other income and expense. Other income (expense) for the three months ended September 30, 2025 was $41.9 million expense and included interest expense of $43.7 million for the Revolving Credit Facility, DDTL Credit Agreement, and Senior Notes, other expenses of $0.6 million, offset by interest income of $2.4 million related to cash balances. Other income (expense) for the nine months ended September 30, 2025 was a $52.7 million expense and included interest expense of $56.6 million for the

Revolving Credit Facility, DDTL Credit Agreement, and Senior Notes; other expenses of $1.5 million, offset by interest income of $5.4 million related to cash balances. Interest expense for the three and nine months ended September 30, 2025 included $11.9 million of accelerated issuance cost amortization for the DDTL Credit Agreement as a result of the mandatory prepayment and paydown of the full outstanding principal amount of the loans outstanding under the DDTL Credit Agreement and all other outstanding obligations thereunder with the net proceeds from the September 2025 Offering on the date of such offering. See Note 7. Debt Obligations for further description of the September 2025 Offering.

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

As of September 30, 2025 and December 31, 2024, there were no assets or liabilities measured at fair value on a recurring basis. Cash, option fee receivables, and other current liabilities approximate their fair values due to their short-term nature. The Senior Notes have a recorded value that approximates fair market value, as it bears interest at a rate that approximates fair market value. The Company’s inventories and development loan receivables are stated at cost and are monitored for indicators of impairment. If any such indicators are identified, the inventories and development loan receivables are written down to fair value. As of September 30, 2025 and December 31, 2024, no indicators of impairment were noted.

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

Note 4. Related Party Transactions

Prior to the Spin-Off, the Company was a wholly owned subsidiary of Lennar. Following the Spin-Off, Millrose is an independent company of which 20% of its shares are owned by Lennar as of September 30, 2025. The primary transactions between the Company and Lennar consist of payments for (i) monthly option payments from Lennar in consideration for its purchase options on properties, (ii) option deposits paid by Lennar for the exclusive purchase option of a property, and (iii) cash payments from Lennar when homesite purchase options are exercised.

As of September 30, 2025, the Company recorded the following related to Lennar in the unaudited condensed consolidated financial statements:

•
Homesite inventory of $7.1 billion;
•
Development loan receivables of $302.7 million, and;

•
Option deposit liabilities of $697 million.

For the three and nine months ended September 30, 2025, the Company derived 85% and 92% of its total operating revenues, respectively, from Lennar. Given the concentration of revenue from Lennar, any significant adverse in Lennar’s financial condition could impact the Company’s operations and financial position. The Company believes it is not exposed to significant credit risk for Lennar as of the date of these unaudited consolidated condensed financial statements.

Following the Spin-Off, the Company is externally managed and advised by KL. The Company pays a Management Fee each quarter as described in Note 2. Basis of Presentation and Significant Accounting Policies, Management Fee. For the three and nine months ended September 30, 2025, the management fee paid to KL was $25.9 million and $60 million, respectively. There were no amounts payable to or amounts receivable from KL as of September 30, 2025.

Note 5. Other Assets

Other assets as of September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Deferred financing costs (1)	$7,748	$-
Earnest deposits and prepaid due diligence costs (2)	5,828	-
Other assets (3)	8,515	-
Total other assets	$22,091	$-

(1) Deferred financing costs for Revolving Credit Facility.

(2) Includes net earnest deposits of $4.0 million and due diligence costs for Rausch land acquisition of $1.8 million.

(3) Primarily includes prepaid taxes of $8.5 million.

Note 6. Other Liabilities

Other liabilities as of September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Dividend payable (1)	$121,183	$-
Seller notes payable (2)	13,000	-
Accrued interest payable (3)	15,730	-
Other accrued liabilities (4)	3,247	-
Total other liabilities	$153,160	$-

(1) Payable for dividend declared by the Company on September 22, 2025, and paid on October 15, 2025. See Note 10.

(2) Loan payable to lender specific to a community acquired from Lennar.

(3) Accrued interest payable for Revolving Credit Facility of $0.9 million and Senior Notes of $14.8 million.

(4) Includes accrued issuance costs for Senior Notes of $3.0 million and other deposits of $0.2 million.

Note 7. Debt Obligations

Debt obligations as of September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
(in thousands)	2025	2024
6.375% senior notes due 2030	$1,250,000	$-
6.250% senior notes due 2032	750,000	-
Total debt obligations	2,000,000	-
Debt issuance costs (1)	(33,829)	-
Total debt obligations, net	$1,966,171	$-

(1) Unamortized debt issuance costs.

Revolving Credit Facility

On February 7, 2025, the Company entered into a credit agreement (the “Revolving Credit Agreement”) with a consortium of lenders party thereto JPMorgan Chase Bank, N.A., as administrative agent for the lenders (the “Revolver Agent”). The Revolving Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) with commitments in an aggregate amount of $1.335 billion. There were no outstanding borrowings under the Revolving Credit Facility as of September 30, 2025. Availability under the Revolving Credit Agreement is subject to a borrowing base updated quarterly (or, at the Company’s option, monthly), which is calculated by reference to the value of certain real property assets, with advance rates that vary by asset category, and unrestricted cash and cash equivalents, with adjustments as specified in the Revolving Credit Agreement. The Revolving Credit Facility may be used by the Company to borrow loans or obtain standby letters of credit.

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

Obligations under the Revolving Credit Agreement are secured by pledges by Millrose of (i) the promissory notes MPH Parent and certain of its subsidiaries to Millrose (the “Promissory Notes”), and (ii) the equity interests of Millrose Holdings. In addition, the Revolving Credit Agreement requires the Company to pledge (i) certain future promissory notes similar to the Promissory Notes that Millrose may enter into with other subsidiaries and (ii) the equity interests of any other subsidiaries whose equity interests are not pledged for the benefit of the Promissory Notes or any other similar promissory note or notes. Pursuant to an intercreditor agreement (the “ICA”), dated as of June 24, 2025, by and among the DDTL Administrative Agent (as defined below) and the Revolver Agent, the DDTL Administrative Agent and the Revolver Agent agreed that certain liens on Shared Collateral (as defined in the ICA) securing the DDTL Credit Agreement (as defined below) and the Revolving Credit Agreement were of equal priority, and certain distributions made in respect of Shared Collateral were shared on a ratable basis. The ICA was terminated in connection with the prepayment of all outstanding obligations under the DDTL Credit Agreement.

On August 1, 2025, Millrose Properties SPE LLC, a subsidiary of the Company (“Millrose Properties SPE”), was joined as a guarantor to the Revolving Credit Agreement. As of September 30, 2025, there were no other guarantors under the Revolving Credit Agreement. The Company may elect to join certain of our subsidiaries to the Revolving Credit Agreement as guarantors from time to time and, in certain circumstances, the Revolving Credit Agreement requires the Company to cause certain other subsidiaries that are not Taxable REIT Subsidiaries (as defined in the Revolving Credit Agreement) to become guarantors.

The Revolving Credit Agreement includes affirmative and negative covenants applicable to the Company and its subsidiaries, including limitations regarding liens, investments, asset sales, transactions with affiliates, restrictive agreements, mergers and other fundamental changes, permitted lines of business, financial contracts, and designation of unrestricted subsidiaries. The Revolving Credit Agreement contains financial covenants, tested quarterly, consisting of a maximum Leverage Ratio, a minimum interest coverage ratio, and a minimum tangible net worth. The Revolving Credit Agreement also requires the Company to maintain its status as a REIT. As of September 30, 2025, the Company was in compliance with all covenants under the Revolving Credit Agreement.

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

There was no outstanding principal balance under the Revolving Credit Facility at September 30, 2025. Interest expense for the three months ended September 30, 2025 was $3.8 million, which included $3.0 million of interest and $0.8 million of amortized deferred financing fees. Interest expense for the nine months ended September 30, 2025 was $15.3 million, which included $13.2 million of interest and $2.1 million of amortized deferred financing fees. Interest payments for the three and nine months ended September 30, 2025 were $3.5 million and $12.2 million, respectively. The outstanding interest payable at September 30, 2025 was $0.9 million and is classified in other liabilities in the Company’s unaudited condensed consolidated balance sheets.

Delayed Draw Term Loan Facility

On June 24, 2025, the Company entered into a credit agreement (as amended, the “DDTL Credit Agreement”) with the lenders party thereto and Goldman Sachs Bank USA as administrative agent for the lenders (in such capacity, the “DDTL Administrative Agent”). The DDTL Credit Agreement provided for a delayed draw term loan facility (the “DDTL Credit Facility”) with commitments in an aggregate amount of $1.0 billion. Proceeds of the Acquisition Tranche Loans (as defined in the DDTL Credit Agreement) were used to finance the previously announced acquisition of a portfolio of homesites on which the Company executed option agreements with New Home to support New Home’s acquisition of Landsea, which closed on June 25, 2025 (as further defined in the DDTL Credit Agreement, the “Specified Acquisition”), and the proceeds of any

General Tranche Loans (as defined in the DDTL Credit Agreement) were used for general corporate purposes (including, without limitation, to pay outstanding obligations under the Revolving Credit Facility). Borrowings under the DDTL Credit Facility bore interest at the Adjusted Term SOFR Rate (as defined in the DDTL Credit Agreement), plus an applicable per annum spread rate of 2.00%-3.25% based on the Leverage Ratio (as defined in the DDTL Credit Agreement) and the number of days after the initial draw date.

The DDTL Credit Agreement maturity date was June 23, 2026. On September 11, 2025, the receipt by the Company of the net cash proceeds from the September 2025 Offering triggered a mandatory prepayment under the DDTL Credit Agreement. As a result of the September 2025 Offering, the full outstanding principal amount of the loans outstanding under the DDTL Credit Agreement and all other outstanding obligations thereunder were repaid September 11, 2025. In connection therewith, the Company terminated the DDTL Credit Agreement along with all of the security interests in the assets of the Company securing the obligations. The Company derecognized the remaining debt obligation and recorded the remaining unamortized issuance costs of $11.9 million as interest expense for the three months ended September 30, 2025.

Interest expense for the three months ended September 30, 2025 was $24.4 million, which included $9.6 million of interest and $14.8 million of amortized issuance costs. Interest expense for the nine months ended September 30, 2025 was $25.7 million, which included $10.7 million of interest and $15.0 million of amortized issuance costs. Interest payments for each of the three and nine months ended September 30, 2025 were $10.7 million. There was no outstanding interest payable at September 30, 2025.

August 2025 Offering of Senior Notes

On August 7, 2025, the Company completed the offer and sale of $1.25 billion aggregate principal amount of its 6.375% senior notes due 2030. The 2030 Notes were issued at par value. The Company received net proceeds of approximately $1.23 billion, after deducting the initial purchasers’ discounts and commissions and offering expenses.

The 2030 Notes were issued pursuant to an indenture, dated as of August 7, 2025 (the “2030 Notes Indenture”), among the Company, the subsidiary guarantors from time to time party thereto and Citibank, N.A., as trustee. The 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Millrose Properties SPE.

The 2030 Notes and the guarantee are the Company’s and the guarantor’s general senior unsecured obligations and are (i) pari passu in right of payment with all of the Company’s and the guarantor’s existing and future senior indebtedness, including the indebtedness under the Revolving Credit Agreement and the 2032 Notes, (ii) senior in right of payment to any future subordinated indebtedness of the Company and the guarantor, (iii) effectively subordinated to all of the Company’s and the guarantor’s existing and future secured indebtedness, including the indebtedness under the Revolving Credit Agreement, to the extent of the value of the assets securing such indebtedness, and (iv) structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries that do not guarantee the 2030 Notes.

The 2030 Notes will mature on August 1, 2030. Pursuant to the 2030 Notes Indenture, interest on the 2030 Notes accrues at a rate of 6.375% per annum and is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2026.

The Company has the option to redeem some or all of the 2030 Notes on or after August 1, 2027 at the redemption prices specified in the 2030 Notes Indenture. Prior to August 1, 2027, the Company may redeem some or all of the 2030 Notes at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest on the 2030 Notes being redeemed plus a “make-whole” premium. In addition, prior to August 1, 2027, the Company may redeem up to 40% of the 2030 Notes with cash in an amount not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 106.375% of the principal amount being redeemed plus accrued and unpaid interest on the 2030 Notes being redeemed.

The 2030 Notes Indenture includes certain restrictive covenants that limits the Company’s and its restricted subsidiaries’ ability to, among other things: (i) create certain liens, (ii) engage in certain sale and leaseback transactions, and (iii) effect certain mergers or consolidations, or sell all or substantially all of its assets. These covenants are subject to important qualifications and exceptions as set forth in the 2030 Notes Indenture. Additionally, upon the occurrence of a Change of Control Triggering Event (as defined in the 2030 Notes Indenture), the Company must offer to repurchase all of the 2030 Notes at 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The 2030 Notes Indenture also provides for customary events of default. As of September 30, 2025, the Company was in compliance with all covenants under the 2030 Notes Indenture and there were no events of default.

The carrying amount of the 2030 Notes at September 30, 2025, net of unamortized issuance costs of $21.4 million, was $1.23 billion which the Company classified as debt obligations in its unaudited condensed consolidated balance sheets. Interest expense for the three months ended September 30, 2025 was $12.8 million, which included $12.2 million of accrued interest and $0.6 million of amortized issuance costs. The outstanding interest payable at September 30, 2025 was $12.2 million and is classified in other liabilities in the Company’s unaudited condensed consolidated balance sheets.

September 2025 Offering of Senior Notes

On September 11, 2025, the Company completed the offer and sale of $750 million aggregate principal amount of its 6.250% senior notes due 2032. The 2032 Notes were issued at par value. The Company received net proceeds of approximately $737.5 million, after deducting initial purchaser discounts and commissions and offering expenses.

The 2032 Notes were issued pursuant to an indenture, dated as of September 11, 2025 (the “2032 Notes Indenture”), among the Company, the subsidiary guarantors from time to time party thereto and Citibank, N.A., as trustee. The 2032 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Millrose Properties SPE.

The 2032 Notes and the guarantee are the Company’s and the guarantor’s general senior unsecured obligations and are (i) pari passu in right of payment with all of the Company’s and the guarantor’s existing and future senior indebtedness, including the indebtedness under the Revolving Credit Agreement and the 2030 Notes, (ii) senior in right of payment to any future subordinated indebtedness of the Company and the guarantors, (iii) effectively subordinated to all of the Company’s and the guarantor’s existing and future secured indebtedness, including the indebtedness under the Revolving Credit Agreement, to the extent of the value of the assets securing such indebtedness, and (iv) structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries that do not guarantee the 2032 Notes.

The 2032 Notes will mature on September 15, 2032. Pursuant to the 2032 Notes Indenture, interest on the 2032 Notes accrues at a rate of 6.250% per annum and is paid payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2026.

The Company has the option to redeem some or all of the 2032 Notes on or after September 15, 2028 at the redemption prices specified in the 2032 Notes Indenture. Prior to September 15, 2028, the Company may redeem some or all of the 2032 Notes at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest on the notes being redeemed plus a “make-whole” premium. In addition, prior to September 15, 2028, the Company may redeem up to 40% of the 2032 Notes with cash not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 106.250% of the being redeemed plus accrued and unpaid interest on the 2032 Notes being redeemed.

The 2032 Notes Indenture includes certain restrictive covenants that limits the Company’s and its restricted subsidiaries’ ability to, among other things: (i) create certain liens (ii) engage in certain sale and leaseback transactions, and (iii) effect certain mergers or consolidations, or sell all or substantially all of its assets. These covenants are subject to important qualifications and exceptions as set forth in the 2032 Notes Indenture. Additionally, upon the occurrence of a Change of Control Triggering Event (as defined in the 2032 Notes Indenture), the Company must offer to repurchase all of the 2032 Notes at 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The 2032 Notes Indenture also provides for customary events of default. As of September 30, 2025, the Company was in compliance with all covenants under the 2032 Notes Indenture and there were no events of default.

The carrying amount of the 2032 Notes at September 30, 2025, net of unamortized issuance costs of $12.4 million, was $737.6 million which the Company classified as debt obligations in its unaudited condensed consolidated balance sheets. Interest expense for the three months ended September 30, 2025 was $2.7 million, which included $2.6 million of accrued interest and $0.1 million of amortized issuance costs. The outstanding interest payable at September 30, 2025 was $2.6 million and is classified in other liabilities in the Company’s unaudited condensed consolidated balance sheets.

Predecessor Millrose Business Debt

The Predecessor Millrose Business’s debt as of September 30, 2024 consisted of promissory notes for the acquisition of land and community development district bonds. There was no outstanding Predecessor Millrose Business debt recorded on the Company’s unaudited condensed consolidated financial statements as of September 30, 2025.

Note 8. Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies, if any, are expensed as incurred. There is no material litigation nor, to management’s knowledge, any material litigation currently threatened against the Company. As of September 30, 2025, the Company had $5.9 billion of future land development commitments associated with its option contracts with Lennar and $1.4 billion of future land development commitments associated with its option contracts with other customers.

Note 9. Income Taxes

The provision for income taxes was as follows for the three and nine months ended September 30, 2025 and September 2024:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Current
Federal	$(7,662)	$-	$-	$-
State	(1,396)	-	-	-
Total current income tax expense	(9,058)	-	-	-
Deferred
Federal	12,620	-	12,695	-
State	2,300	-	2,314	-
Total deferred income tax expense	14,920	-	15,009	-
Total income tax expense	$5,862	$-	$15,009	$-

The effective tax rate for the three and nine months ended September 30, 2025 was 24.8%, as compared to an effective tax rate of zero for the three months and nine months ended September 30, 2024. Taxable income generated from certain activities that do not qualify under REIT provisions is earned through our TRSs and is subject to U.S. federal, state, and local income and franchise taxation. A reconciliation of the TRS statutory rate and effective tax rates was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Statutory rate	21.0%	-%	21.0%	-%
State income rates, net of federal income tax benefit	3.8%	-%	3.8%	-%
Valuation allowance	-%	-%	-%	-%
Effective tax rate	24.8%	-%	24.8%	-%

Deferred income taxes represent the net tax effects of temporary differences between the financial statement carrying amounts of certain assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These differences result in the recognition of a deferred tax liability.

The Company’s deferred tax liabilities as of September 30, 2025 and December 31, 2024 were as follows:

(in thousands)	September 30, 2025	December 31, 2024
Deferred tax liabilities
Land basis adjustments, Spin-Off and acquired Rausch land assets	$56,825	$-
Homesite takedown adjustments	9,339	-
Deferred option fee revenue	88,165	-
Capitalized interest expense	(68,280)	-
Capitalized management fee expense	(9,863)	-
Net operating loss carryforward	(4,353)	-
Total deferred tax liabilities	$71,833	$-

Millrose for the three and nine months ended September 30, 2025

For the three and nine months ended September 30, 2025, the effective tax rate included the income tax expense the Company incurred on the option fee income less any related expenses. The change in the effective tax rate as compared to the three and nine months ended September 30, 2024 was primarily due to a valuation allowance in the first and second quarter of 2024 for the cumulative loss position of the carve-out Predecessor Millrose Business.

Predecessor Millrose Business for the three and nine months ended September 30, 2024

The Predecessor Millrose Business did not have income taxes during the three and nine months ended September 30, 2024 due to offsetting changes in valuation allowance against its deferred taxes that reduced income taxes and effective tax rate to zero.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 2024 the Predecessor Millrose Business had federal and state income tax net operating loss carryforwards related to operations that may be carried forward from 10 to 20 years, or indefinitely, depending on the tax jurisdiction.

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

As of September 30, 2024, the Predecessor Millrose Business had no gross unrecognized tax benefits.

Note 10. Stockholders’ Equity

Authorized Capital Stock

As of September 30, 2025, Millrose had, under its Charter, authorized capital stock of (i) 450,000,000 shares of common stock, par value $0.01 per share, consisting of 275,000,000 shares of Class A common stock and 175,000,000 shares of Class B common stock, and (ii) 50,000,000 shares of preferred stock, par value $0.01 per share.

Common Stock

The following transactions related to Millrose’s common stock occurred in connection with the Spin-Off:

•
120,983,633 shares of Millrose Class A common stock were distributed to holders of Lennar common stock as of the close of business January 21, 2025;
•
11,819,811 shares of Millrose Class B common stock were distributed to holders of Lennar common stock as of the close of business January 21, 2025;
•
Lennar retained 33,200,053 shares of Millrose’s Class A common stock, representing approximately 20% of Millrose’s outstanding common stock. In connection with the Spin-Off, certain Lennar employees received shares of Millrose common stock on their unvested Lennar restricted stock awards, some of which have been forfeited back to Lennar following the Spin-Off.

As of September 30, 2025, Millrose had outstanding an aggregate of 166,003,497 shares of common stock.

Preferred Stock

As of September 30, 2025, there were no shares of preferred stock outstanding.

Dividends

On April 15, 2025, the Company paid a dividend of $0.38 to holders of its Class A common stock and Class B common stock as of the close of business on April 4, 2025, as declared by the Board on March 17, 2025.

On July 15, 2025, the Company paid a dividend of $0.69 to holders of its Class A common stock and Class B common stock as of the close of business on July 3, 2025, as declared by the Board on June 16, 2025.

On September 22, 2025, the Company declared a dividend of $0.73 to Class A common stockholders and Class B common stockholders of record as of the close of business October 3, 2025. This dividend was paid on October 15, 2025. The Company recorded a dividend payable of $121.2 million in other liabilities in the Company’s condensed consolidated balance sheets as of September 30, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 30, 2025, 28,300 RSUs had been granted pursuant to the 2024 Incentive Plan. No other securities had been issued or granted pursuant to the 2024 Incentive Plan. See Note 11. Share Based Compensation for additional information.

Stock Repurchases

There were no stock repurchases of Millrose’s common stock during the quarter ended September 30, 2025.

Additional Paid In Capital

As of September 30, 2025, the Company’s additional paid in capital was approximately $5.9 billion, which primarily relates to the cash and land contributed by Lennar at the Spin-Off.

Note 11. Stock-Based Compensation

On April 3, 2025, the Compensation Committee of the Board granted 5,660 RSUs to each member of the Board under the 2024 Incentive Plan, which shall be settled in shares of the Company’s Class A common stock. Each RSU award had a grant date fair value of $150,000. Millrose granted 28,300 RSUs in the aggregate, and such RSUs vest on the earlier of (x) the first anniversary of the grant date and (y) the date of Millrose’s annual stockholder meeting that next follows the grant date. The Company records the RSU award costs on a straight-line basis over the one-year vesting period as stock-based compensation expense in operating expenses. There were no other awards granted as of September 30, 2025.

Stock-based compensation expense was $0.2 million and $0.4 million for the three months and nine months ended September 30, 2025, respectively. As of September 30, 2024, there was $0.6 million of unrecognized stock-based compensation expense related to unvested RSU awards under the 2024 Incentive Plan. There were no forfeited or vested awards as of September 30, 2025. Sales, general, and administrative expenses for the Predecessor Millrose Business include $1.3 million and $10.2 million of stock-based compensation expense for the three and nine months ended September 30, 2025, respectively. Stock-based compensation was allocated to the Predecessor Millrose Business on a specific identification basis or using a proportional cost allocation method, as applicable, as disclosed in the Company’s Form 10-K for the year ended December 31, 2024.

Note 12. Earnings Per Share

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share. The Company has elected to use the number of shares outstanding as of the day of the Spin-Off, as the denominator number of shares for the period prior to the Spin-Off; an acceptable approach under ASC 260 that spun-off entities may use when the spin-off occurs within the financial reporting period. Basic earnings per share is computed by dividing net earnings attributable to common stockholders by the weighted number of commons shares outstanding for the period. The outstanding shares at Spin-Off were unchanged as of September 30, 2025. Diluted earnings per share reflects the potential dilution that could occur if the RSUs granted to each member of the Board vest and resulted in the issuance of common stock. For the three and nine months ended September 30, 2025, basic and diluted earnings per share is calculated by dividing net income attributed to common stockholders after the Spin-Off by the basic and diluted weighted shares outstanding for the period. The diluted earnings per share for the RSUs is calculated using the grant date of April 3, 2025. The pre-spin net loss of $25.0 million for the period from January 1, 2025 through February 7, 2025 is added back to net income for purposes of earnings per share. For the three and nine months ended September 30, 2024, Lennar was the sole shareholder.

Basic and diluted earnings per share was calculated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
(Dollars in thousands, except share amounts)
Numerator:
Net income (loss)	$105,060	$(63,670)	$257,626	$(180,418)
Adjustment for expenses from pre-spin periods	-	-	24,960	-
Numerator for basic and diluted earnings per share	$105,060	$(63,670)	$282,586	$(180,418)
Denominator:
Weighted average common shares outstanding - basic (1)	166,003,497	-	166,003,497	-
Basic earnings per share	$0.63	$-	$1.70	$-
Weighted average common shares outstanding - diluted (2)	166,031,797	-	166,025,174	-
Diluted earnings per share	$0.63	$-	$1.70	$-

(1) Basic weighted average common shares for the three and nine months ended September 30, 2025 represent the common shares issued at the Spin-Off, which are the common shares outstanding as of September 30, 2025. No publicly-listed shares were outstanding as of September 30, 2024.

(2) Diluted weighted shares for the three and nine months ended September 30, 2025 include 28,300 RSUs granted in the aggregate to each member of tbe Board under the 2024 Incentive Plan on April 3, 2025. The RSUs were unvested as of September 30, 2025.

Note 13. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that require adjustment or disclosure in the financial statements except for the following.

Lennar Exchange Offer of Millrose Stock for Lennar Stock

On October 10, 2025, Lennar announced its offer to exchange the approximately 20% it owns of the total outstanding shares of common stock of Millrose for outstanding shares of Lennar Class A common stock (the “Exchange Offer”). As of September 30, 2025, Lennar owned 33,298,764 shares of Millrose’s Class A common stock. The Exchange Offer began on October 10, 2025 and will expire on November 7, 2025, unless extended or terminated. In connection with the Exchange Offer, Millrose filed a registration statement on Form S-4 (the “Registration Statement”) under the Securities Act of 1933, as amended, with the SEC on October 10, 2025. The terms and conditions of the Exchange Offer are contained in the prospectus included in the Registration Statement and a tender offer statement on Schedule TO filed by Lennar with the SEC on October 10, 2025.

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

Our Business

Millrose is a corporation incorporated under the laws of the State of Maryland on March 19, 2024. The Company was formed in connection with the Spin-Off from Lennar to create an independent, publicly traded company that provides the HOPP’R to Lennar, Lennar Related Ventures and Other Customers. Millrose purchases and develops residential land and sells finished homesites back to homebuilders by way of option contracts with predetermined costs and takedown schedules. During the third quarter of 2025, we extended development to vertical construction on owned homesites with Taylor Morrison in support of the Taylor Morrison Yardly build-to-rent platform (as further described below). In certain instances, Millrose may continue to extend vertical construction on owned homesites, with any such funding similarly repaid via scheduled sales to homebuilders. Millrose intends its “first of its kind” public vehicle to be attractive to homebuilders seeking to implement an asset-light strategy. As fully developed homesites are taken down by the homebuilder, capital is recycled into future land acquisitions for homebuilders, providing each customer with uninterrupted access to capital. Through our subsidiaries, we hold finished homesites with homes under construction, finished homesites imminently ready for construction, Land Under Development, land ready for development and land not yet ready for development. We are externally managed and advised by Kennedy Lewis Land and Residential Advisors LLC (“KL” or the “Manager”), pursuant to the Management Agreement between Millrose and KL entered into February 7, 2025 (the “Management Agreement”).

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

In connection with the New Home transaction, on June 24, 2025, the Company entered into a DDTL Credit Agreement (as defined below) that provided for a delayed draw term loan facility with commitments in the aggregate amount of $1.0 billion that was scheduled to mature June 23, 2026. Proceeds of the DDTL Credit Facility (as defined below) were used to fund the New Home acquisition of Landsea and any remaining proceeds were available for general corporate purposes (as further described below). On September 11, 2025, the DDTL Credit Agreement was terminated and all obligations thereunder were repaid in full. See Note 7. Debt Obligations in the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further description.

Senior Notes

On August 7, 2025, the Company completed the offer and sale (the “August 2025 Offering”) of $1.25 billion aggregate principal amount of its 6.375% senior notes due 2030 (the “2030 Notes”). Net proceeds of the August 2025 Offering were used to repay principal amounts outstanding under the DDTL Credit Facility and Revolving Credit Facility (as defined below), and the remainder was used for general corporate purposes (as further described below).

On September 11, 2025, the Company completed the offer and sale (the “September 2025 Offering”) of $750 million aggregate principal amount of its 6.25% senior notes due 2032 (the “2032 Notes”). Net proceeds of the September 2025 Offering were used to repay the entire $500 million principal amount outstanding under the DDTL Credit Facility, and related expenses. The remainder was used for general corporate purposes (as further described below).

Invested Capital Activity as of September 30, 2025

Invested Capital is a non-GAAP financial measure that represents the balance on which monthly cash option fees are paid by counterparties. Invested Capital includes certain components of our unaudited condensed consolidated financial statements related to (i) homesite inventory, (ii) development loans receivable, and (ii) liabilities. Management uses Invested Capital as a measure of the capital deployed and believes that the figure is useful to investors because it serves as the basis for generating option fees and other related income. The most directly comparable GAAP financial measure is homesite inventory as presented in the Company’s condensed consolidated balance sheets. This non-GAAP measure is presented solely to permit investors to more fully understand how our management assesses underlying performance and is not, and should not be viewed as, a substitute for GAAP measures, and should be viewed in conjunction with our GAAP financial measures. The table below reconciles GAAP reported homesite inventory to Invested Capital as of September 30, 2025 and summarizes invested capital activity during the quarter:

	Three months ended September 30, 2025
(in thousands)	Master Program Agreement	Other Agreements	Total
Invested Capital Reconciliation of GAAP to Non-GAAP
GAAP reported homesite inventory as of September 30, 2025	$6,656,117	$1,704,314	$8,360,431
Adjustments:
Add: Development loan receivables	-	340,401	340,401
Remove: Interest receivable on development loans	-	(5,893)	(5,893)
Remove: Net deferred tax assets and deferred tax liabilities from homesite inventories	(56,824)	-	(56,824)
Remove: Earnest deposits from homesite inventories	7,560	-	7,560
Add: Development holdback liability	(100,000)	-	(100,000)
Add: Builder deposit liabilities	(170,999)	(221,267)	(392,266)
Total Invested Capital as of September 30, 2025	$6,335,854	$1,817,555	$8,153,409
Invested Capital
Invested Capital as of June 30, 2025 (1)	$6,274,757	$1,134,016	$7,408,773
Takedown Proceeds (2)	(797,165)	(86,243)	(883,408)
Land Acquisition and Development Funding (3)	858,262	769,782	1,628,044
Invested Capital as of September 30, 2025	$6,335,854	$1,817,555	$8,153,409
Weighted Average Yield as of September 30, 2025 (4)	8.5%	11.3%	9.1%
Implied Quarterly Income Run Rate as of September 30, 2025 (5)	$136	$52	$188

(1) Includes (a) Homesite inventory contributed by Lennar at Spin-Off and acquired from Rausch, less option earning deposits and other holdbacks, and (b) takedown and land acquisition and development funding activity during the first and second quarters of 2025.

(2) Reduction in investment balance during the third quarter of 2025 from homesite sales pursuant to option agreements associated with the applicable category shown; takedowns are net of deposit credits adjusted for non-option earning deposits.

(3) Includes land acquisitions during the third quarter 2025, net of option earning deposits.

(4) Based on average option rate and/or loan interest rate weighted by investment balance, assumes SOFR rate as of June 26, 2025.

(5) Calculated by taking Invested Capital balance at end of period multiplied by weighted average yield as of quarter end, adjusted for the number of days in the quarter.

During the three months ended September 30, 2025, we funded $858 million for land acquisition and development and received $797 million in net takedown proceeds under the Master Program Agreement at a weighted average yield of 8.5%. We funded $770 million for land acquisition and development and received $86 million in net takedown proceeds for Other Agreements during this period at a weighted average yield of 11.3%. On a total portfolio basis, the weighted average yield was 9.1% as of September 30, 2025.

Properties as of September 30, 2025

As of September 30, 2025, our Homesite assets consisted of 876 properties (also known as communities) in 30 states across the United States, totaling approximately 138,691 Homesites, with an approximate aggregate value of $8.4 billion of Homesite inventory. Of the Homesites owned as of September 30, 2025, we expect the total Takedown Prices of all Homesites to be approximately $15.3 billion, and the total estimated development costs of Homesites to be approximately $6.6 billion. The properties are geographically located in the United States.

As of September 30, 2025, our property assets are collectively located across 30 U.S. states. Approximately 50% of the property assets are concentrated in three states (California, Florida, Texas) in terms of number of Homesites and approximately 41% are located in two strong housing market states: Florida (where Lennar has historically had a large portion of its real estate activities and is continuing to grow its real estate activities) and Texas (where we believe the market has healthy underlying demographic and/or economic trends primarily driven by generally steadily growing population).

As of September 30, 2025, the below table shows the location, number of properties, number of underlying Homesites and expected total Takedown Prices of our properties across 30 U.S. states and as set forth in the relevant Project Addenda:

State Location	Number of Properties	Number of Underlying Homesites (1)	Total Takedown Prices
Alabama	42	5,309	$362,480,094
Arizona	35	4,607	530,323,243
Arkansas	49	4,879	352,343,970
California	60	12,646	3,016,664,267
Colorado	21	3,028	417,633,778
Delaware	8	1,136	189,999,571
Florida (2)	134	19,456	1,893,826,397
Georgia	32	3,297	368,900,331
Idaho	8	430	64,533,133
Illinois	14	1,290	139,554,290
Indiana	10	1,396	125,084,294
Kansas	6	835	66,122,536
Maryland	9	4,431	553,533,492
Minnesota	37	1,551	169,645,552
Missouri	3	440	34,239,425
Nevada	17	1,339	265,918,203
New York	1	460	97,136,363
New Jersey	3	467	80,835,845
North Carolina	41	4,890	740,047,278
Oklahoma	53	10,797	709,035,424
Oregon	15	725	85,337,929
Pennsylvania	1	26	2,622,968
South Carolina	45	9,917	1,082,845,932
Tennessee	17	1,942	270,322,604
Texas	178	36,939	2,813,864,035
Utah	4	1,413	171,654,171
Virginia	13	2,772	366,894,262
Washington	12	1,523	293,213,100
Wisconsin	2	43	2,204,073
West Virginia	6	707	60,808,019
Total (3)	876	138,691	$15,327,624,576

(1) Or prospective Homesites if fully entitled, as applicable.

(2) Excludes properties, Homesites, and Takedown Prices for investments associated with development loans.

(3) Totals may not foot due to rounding.

The below table is a summary of our pools of properties included in our property assets as of September 30, 2025:

Total
Number of Homesites (1)	138,691
Lennar	118,153
Other Agreements	20,538

Invested Capital ($ in billions) (2)	8.2
Lennar	6.3
Other Agreements	1.8

Number of Pools	61
Portfolio Pooled % (3)	97%
Number of Terminated Properties	-

(1) Number of Homesites excludes investments associated with development loans.

(2) Homesite inventory and development loans receivables, less deposits, deferred tax liability, interest receivable on development loans, and other holdbacks on post-spin acquired assets.

(3) Calculated as total amount of invested capital that is within a pool.

As of September 30, 2025, the Homesites within the Master Program Agreement were included in 61 separate pools, in accordance with the applicable Multiparty Cross Agreements. The portfolio pooled was 97%.

Components of Results of Operations

The following is a summary of the key components of our operations for the three and nine months ended September 30, 2025:

Revenues

Our primary source of revenue is option fee revenues for monthly option payments from Lennar and Other Customers in consideration for maintenance of a purchase option in respect to a property. We also derive development loan income from interest earned on the outstanding loan balance of development loans secured by residential property.

Costs

Operating Expenses: Our operating expenses after the Spin-Off include Management Fees paid to KL for management and advisory services. The Management Fee is calculated as 1.25% of Tangible Assets (as defined in the Management Agreement) (the “Management Fee”). All employees are employed by KL and their salaries are paid by KL; therefore, we do not record personnel-related expenses, including salaries, benefits, and share-based compensation for any employees. All cash compensation paid to our Board of Directors (the “Board”) and certain general and administrative expenses are covered by the Management Fee. The Management Fee does not cover offering expenses, costs incurred for services in connection with extraordinary litigation and mergers and acquisitions and other events outside of Millrose’s ordinary course of business, and, in some circumstances, costs associated with the ownership and maintenance of land. Any such expenses that are not covered by the Management Fee are paid for by Millrose and are recorded as general and administrative expenses or other expenses, as appropriate under GAAP. Certain of our option agreements provide (and new option agreements in the future may provide) for reimbursement by the counterparties of our transaction and/or asset management expenses, including third-party legal, diligence and servicing costs, and may include certain amounts paid by such counterparties directly to affiliates of the Manager in connection with related services provided to by such affiliates to the applicable counterparties. Our operating expenses include stock-based compensation for restricted stock units (“RSUs”) granted to each member of the Board during the second quarter 2025. The Company records the RSU award costs on a straight-line basis over the one-year vesting period as stock-based compensation in operating expenses. Our operating expenses also include provision for credit losses on its development loan receivables. While the Company has not experienced historical losses on its development loans and continues to assess the risk of loss to be remote, the Company records an estimate of potential future losses, in accordance with ASC 326, Financial Instruments - Credit Losses.

Operating expenses prior to the Spin-Off include salaries, general and administrative expenses. These expenses have been allocated from Lennar based on a reasonable proportional cost allocation method primarily based directly on headcount, usage, or other allocation methods depending on the nature of the services.

Other Income and Expenses: We record interest income from our cash as other income as it is not part of the primary activities of the business. Other expenses also include (i) interest expense related to our Revolving Credit Facility and our DDTL Credit Facility (collectively, the “Credit Agreements”), and our 2030 Notes and 2032 Notes (collectively, the “Senior Notes”), and (ii) other expenses related to rating agency fees, legal fees, audit fees, and bank fees.

Results of Operations

The following discussion describes the results of operations for the three and nine months ended September 30, 2025 versus the three and nine months ended September 30, 2024. The financial data includes the combined results of operations for the Predecessor Millrose Business prior to the Spin-Off and the Millrose business after the Spin-Off. The results of operations include activity related to the acquired Rausch land assets from the February 10, 2025 acquisition date through September 30, 2025. We have a single operating and reportable segment in accordance with GAAP and our operations are conducted in the United States.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Revenues:
Option fee revenues	$170,326	$-	$391,491	$-
Development loan income	8,934	-	19,469	-
Total revenues	179,260	-	410,960	-
Operating expenses:
Management fee expense	25,895	-	59,959	-
Stock-based compensation expense	189	-	370	-
Provision for credit loss expense	340	-	340	-
Sales, general, and administrative expenses from pre-spin periods	-	63,670	24,960	180,418
Total operating expenses	26,424	63,670	85,629	180,418
Income (loss) from operations	152,836	(63,670)	325,331	(180,418)
Other income (expense):
Interest income	2,450	-	5,356	-
Interest expense	(43,748)	-	(56,569)	-
Other expenses	(616)	-	(1,483)	-
Total other income (expense)	(41,914)	-	(52,696)	-
Net income (loss) before income taxes	110,922	(63,670)	272,635	(180,418)
Income tax expense	5,862	-	15,009	-
Net income (loss)	$105,060	$(63,670)	$257,626	$(180,418)
Adjustment for expenses from pre-spin periods	-	-	24,960	-
Net income attributable to Millrose Properties, Inc. Common shareholders	$105,060	$(63,670)	$282,586	$(180,418)

Three Months Ended September 30, 2025 Versus Three Months Ended September 30, 2024

Overview of Net Income (Loss)

Our net income was $105.1 million for the three months ended September 30, 2025, compared to a net loss of $63.7 million for the three months ended September 30, 2024. The increase in net income for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 is due to (i) revenues earned after the Spin-Off and (ii) lower actual operating expenses after the Spin-Off versus an allocation prior to the Spin-Off, partially offset by (a) higher net interest expense, (b) higher tax provision, and (c) higher other expenses.

Option Fee Revenues

Option fee revenues for the three months ended September 30, 2025 was $170.3 million, compared to $0 for the three months ended September 30, 2024. For the three months ended September 30, 2024, the Predecessor Millrose Business did not have option fee revenues, as all finished Homesites were transferred to the Predecessor Millrose Business’s parent company, who sold those homes to Lennar customers.

Development Loan Income

Development loan income for the three months ended September 30, 2025 was $8.9 million, compared to $0 for the three months ended September 30, 2024. For the three months ended September 30, 2024, the Predecessor Millrose Business did not have development loan income.

Management Fee Expense

Management fee expense for the three months ended September 30, 2025 was $25.9 million, compared to $0 for the three months ended September 30, 2024.

Stock-based Compensation Expense

Stock-based compensation expense related to RSUs granted to the Board for the three months ended September 30, 2025 was $0.2 million. Sales, general, and administrative expenses for the Predecessor Millrose Business include $1.3 million for the three months ended September 30, 2025. Stock-based compensation was allocated to the Predecessor Millrose Business on a specific identification basis or using a proportional cost allocation method, as applicable, as disclosed in the Form 10-K.

Provision for Credit Loss Expense

Provision for credit loss expense related to development loans was $0.3 million for the three months ended September 30, 2025. For the three months ended September 30, 2024, the Predecessor Millrose Business did not have a provision for credit loss expense.

Sales, General and Administrative Expenses from pre-Spin-Off Periods

Sales, general and administrative expenses from pre-Spin-Off periods were $63.7 million for the three months ended September 30, 2024. There were no sales, general and administrative expenses recorded during the third quarter of 2025.

Other Income and Expense

Other income and expense was a net expense of $41.9 million for the three months ended September 30, 2025, compared to $0 for the three months ended September 30, 2024. Other income and expense for the three months ended September 30, 2025 includes (i) interest expense for the Credit Agreements and Senior Notes of $43.7 million, and (ii) other expenses of $0.6 million, which was partially offset by interest income of $2.4 million related to cash balances.

Net Income (Loss) Before Income Tax Expense

Net income from operations before income tax was $110.9 million for the three months ended September 30, 2025, compared to a net operating loss of $63.7 million for the three months ended September 30, 2024. The increase in operating income is due to (i) revenues earned after the Spin-Off and (ii) lower operating expenses due to lower management service fees after the Spin-Off compared to sales, general, and administrative expenses allocated prior to the Spin-Off, partially offset by (a) higher net interest expense for the Credit Agreements and Senior Notes, (b) higher tax provision, and (c) higher other expenses.

Income Tax Expense

The provision for income taxes for the three months ended September 30, 2025 was $5.9 million, compared to $0 for the three months ended September 30, 2024. The third quarter 2025 tax provision resulted in an overall effective tax rate of 24.8%. There was no income tax expense for the Predecessor Millrose Business for the three months ended September 30, 2024 due to offsetting changes in the valuation allowance against its deferred taxes that reduced income tax and effective tax rate to zero. See Note 9. Income Taxes to the unaudited condensed consolidated financial statements for more information.

Nine Months Ended September 30, 2025 Versus Nine Months Ended September 30, 2024

Overview of Net Income (Loss)

Our net income was $257.6 million for the nine months ended September 30, 2025, compared to a net loss of $180.4 million for the nine months ended September 30, 2024. Our net income for the nine months ended September 30, 2025 includes post Spin-Off income of $282.6 million, partially offset by pre-spin net loss of $25.0 million related to sales, general, and administrative expenses attributable to the Predecessor Millrose Business. The increase in net income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is due to (i) revenues earned after the Spin-Off and (ii) lower actual operating expenses after the Spin-Off versus an allocation prior to the Spin-Off, partially offset by (a) higher net interest expense, and (b) higher tax provision, and (c) higher other expenses.

Option Fee Revenues

Option fee revenues for the nine months ended September 30, 2025 was $391.5 million, compared to $0 for the nine months ended September 30, 2024. For the nine months ended September 30, 2024, the Predecessor Millrose Business did not have option fee revenues, as all finished Homesites were transferred to the Predecessor Millrose Business’s parent company, who sold those homes to Lennar customers.

Development Loan Income

Development loan income for the nine months ended September 30, 2025 was $19.5 million, compared to $0 for the nine months ended September 30, 2024. For the nine months ended September 30, 2024, the Predecessor Millrose Business did not have development loan income.

Management Fee Expense

Management fee expense for the nine months ended September 30, 2025 was $60.0 million, compared to $0 for the nine months ended September 30, 2024. Management fee expense represents the costs for KL management services after the Spin-Off and incurred through September 30, 2025.

Stock-based Compensation Expense

Stock-based compensation expense related to RSUs granted to the Board for the nine months ended September 30, 2025 was $0.4 million. Sales, general, and administrative expenses for the Predecessor Millrose Business include $10.2 million of stock-based compensation expenses for the nine months ended September 30, 2025. Stock-based compensation was allocated to the Predecessor Millrose Business on a specific identification basis or using a proportional cost allocation method, as applicable, as disclosed in the Form 10-K.

Provision for Credit Loss Expense

Provision for credit loss expense related to development loans was $0.3 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2024, the Predecessor Millrose Business did not have a provision for credit loss expense.

Sales, General and Administrative Expenses from Pre-Spin Periods

Sales, general and administrative expenses from Pre-Spin periods were $25.0 million for the nine months ended September 30, 2025, compared to $180.4 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, the expenses were allocated by Lennar for the periods January 1, 2025 to the Spin-Off, which is the driver for the decrease as compared the nine months ended September 30 2024 which included sales, general, and administrative expenses for the first three quarters of 2024. There were no sales, general and administrative expenses recorded after the Spin-Off.

Other Income and Expense

Other income and expense was a net expense of $52.7 million for the nine months ended September 30, 2025, compared to $0 for the nine months ended September 30, 2024. Other income and expense for the three months ended September 30, 2025 includes (i) interest expense for the Credit Agreements and Senior Notes of $56.6 million, and (ii) other expenses of $1.5 million, which was partially offset by interest income of $5.4 million related to cash balances.

Net Income (Loss) Before Income Tax Expense

Net income from operations before income tax was $272.6 million for the nine months ended September 30, 2025, compared to a net operating loss of $180.4 million for the nine months ended September 30, 2024. Our net income from operations before taxes includes post Spin-Off net income before taxes of $297.6 million, partially offset by pre-spin net loss of $25.0 million related to sales, general, and administrative expenses attributable to the Predecessor Millrose Business. The increase in operating income is due to (i) revenues earned after the Spin-Off and (ii) lower operating expenses which are due to lower management service fees after the Spin-Off compared to sales, general, and administrative expenses allocated prior to the Spin-Off, partially offset by (a) higher net interest expense for the Credit Agreements and Senior Notes, (b) higher tax provision, and (c) higher other expenses.

Income Tax Expense

The provision for income taxes for the nine months ended September 30, 2025 was $15.0 million, compared to $0 for the nine months ended September 30, 2024. The tax provision for the nine months ended September 30, 2025 resulted in an overall effective tax rate of 24.8%. There was no income tax expense for the Predecessor Millrose Business for the nine months ended September 30, 2024 due to offsetting changes in the valuation allowance against its deferred taxes that reduced income tax and effective tax rate to zero. See Note 9. Income Taxes to the unaudited condensed consolidated financial statements for more information.

Adjusted Funds from Operations

Our reported results are presented in accordance with GAAP. We also disclose Adjusted Funds from Operations (“AFFO”), which is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that AFFO is useful to investors because it is a widely accepted industry measure used by analysts and investors to compare the operating performance of REITs.

We calculate AFFO by starting with Millrose’s definition of funds from operations (“FFO”), which is the net income (computed in accordance with GAAP), excluding gains (or losses) from the sales of property, plus real estate depreciation. During this period, there are no applicable adjustments to net income of the Company to calculate FFO. We then calculate AFFO by adjusting net income to eliminate the impact of non-recurring items that are not reflective of operations and certain non-cash items that reduce or increase net income (loss) in accordance with GAAP, and also adjusted for income tax expense

(other than income tax expenses of our TRS) that will not be incurred following our election and qualifications to be subject to tax as a REIT for U.S. federal income tax purposes. As shown in the table below, certain non-recurring and non-cash transactions added back for this fiscal quarter include non-cash components of compensation expense, amortization of financing and issuance costs for our Credit Agreements and senior notes, provision for credit loss expense, and non-recurring agency expenses related to the Spin-Off.

Other REITS may not define AFFO in the same manner as we do and therefore our calculation of AFFO may not be comparable to such other REITs. You should also not consider AFFO to be an alternative to net income or as a reliable measure of our operating performance.

The table below is a reconciliation of GAAP net income to AFFO and GAAP earnings per share to AFFO earnings per share for the three months ended September 30, 2025.

Three months ended
(in thousands)	September 30, 2025
Net income attributable to Millrose Properties, Inc. common shareholders	$105,060
Adjustments:
Add: Amortization of deferred financing and issuance costs (1)	16,359
Add: Rating agency expenses (2)	550
Add: Stock-based compensation expense (3)	189
Add: Provision for credit loss expense (4)	340
Total adjustments	17,438
AFFO attributable to Millrose Properties, Inc. common shareholders	$122,498
AFFO basic earnings per share of Class A and Class B Common Stock	$0.74
AFFO diluted earnings per share of Class A and Class B Common Stock	$0.74

Reconciliation of GAAP earnings per share to AFFO per share
GAAP reported basic earnings per share of Class A and Class B Common Stock - GAAP reported	$0.63
Adjustments:
Add: Amortization of deferred financing and issuance costs (1)	0.10
Add: Rating agency expenses (2)	0.01
Add: Stock-based compensation (3)	0.00
Add: Provision for credit losses (4)	-
AFFO basic earnings per share of Class A and Class B Common Stock	$0.74

GAAP reported diluted earnings per share of Class A and Class B Common Stock	0.63
Adjustments:
Add: Amortization of deferred financing and issuance costs (1)	0.10
Add: Rating agency expenses (2)	0.01
Add: Stock-based compensation (3)	0.00
Add: Provision for credit losses (4)	0.00
AFFO diluted earnings per share of Class A and Class B Common Stock	$0.74

Basic weighted average common shares outstanding of Class A and Class B Common Stock	166,003,497
Diluted weighted average common shares	166,031,797

(1) Reflected in interest expense in the unaudited condensed consolidated statements of operations. See Note 7. Debt Obligations in the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. Includes $11.9 million accelerated amortization for the DDTL Credit Agreement termination.

(2) Reflected in other expenses in the unaudited condensed consolidated statements of operations. See Note 2. Basis of Presentation and Significant Accounting Policies, Other Income (Expenses) in the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

(3) RSUs granted to each member of the Board under 2024 Incentive Plan. See Note 11. Stock-Based Compensation in the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

(4) Provision for credit losses for development loan receivables. See Note 2. Basis of Presentation and Significant Accounting Policies, Development Loan Receivables in the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

As of September 30, 2025, we had $242.6 million cash on hand and approximately $1.335 billion capacity under our Revolving Credit Facility. Our primary sources of liquidity are cash flows from operations and debt financing under our Revolving Credit Facility of $1.335 billion and our Senior Notes of $1.966 billion, net of issuance costs. We believe that our existing cash on hand, cash generated from operations and available capacity under the Revolving Credit Facility will be sufficient to meet our liquidity needs in the short and long term. Our ability to satisfy our liquidity requirements depends on our future operating performance, which is affected by prevailing economic conditions, market conditions in the real estate industry and other factors, many of which are beyond our control.

Cash Flows

Our cash flows for the nine months ended September 30, 2025 and 2024 are presented below. The financial data includes the results of cash flows for the Predecessor Millrose Business prior to the Spin-Off, which is derived from the financial statements of Lennar; and the Millrose business after the Spin-Off, which is derived from the accounting records of Millrose.

	Nine months ended September 30,
(in thousands)	2025	2024
Cash flows from (used in)
Operating activities	$253,517	$260,215
Investing activities	(2,108,060)	-
Financing activities	2,097,121	(260,215)
Net increase in cash	$242,578	$-

Cash Flows from Operating Activities

For the nine months ended September 30, 2025, net cash from operating activities was $253.5 million. Our cash sources were $371.2 million consisting of option fee income of $333.1 million, development loan interest paid-in-kind of $7.6 million, interest income of $5.4 million, other deposits of $0.1 million, and pre-spin adjustments of $25.0 million. Our cash used was $117.7 million and consisted of our Management Fee payment to KL of $60.0 million, interest payments on our Revolving Credit Facility and DDTL Credit Facility of $22.9 million, tax payments of $8.5 million, agency fee payments of $1.1 million, legal fee payments of $0.2 million, and Predecessor Millrose Business pre-spin-off net loss of $25.0 million.

For the nine months ended September 30, 2024, net cash from operating activities was $260.2 million, primarily consisting of inventory takedowns of $428.2 million, cash from operating activities of $2.2 million, and stock-based compensation of $10.2 million, which was partially offset by net operating loss of $180.4 million. All cash from the operating activities for the nine months ended September 30, 2024 was allocated to the Predecessor Millrose Business by Lennar and not generated by the Predecessor Millrose Business itself.

Cash Flows from Investing Activities

For the nine months ended September 30, 2025, net cash used in investing activities was $2.108 billion. Our cash used was $4.926 billion, consisting of payments to acquire Rausch land assets of $858.9 million, investments in Homesite inventory of $3.729 billion, and investments in development loans of $338.4 million. Our cash sources were $2.818 billion, consisting of option deposit payments from Lennar at Spin-Off of $584.8 million, takedowns of Homesite inventories of $2.224 billion, and paydowns of development loans of $9.5 million.

Cash Flows from Financing Activities

For the nine months ended September 30, 2025, net cash from financing activities was $2.097 billion. Our cash sources were $4.990 billion, consisting of cash contributed by Lennar at Spin-Off of $415.2 million, Revolving Credit Facility and DDTL Credit Facility proceeds of $2.575 billion, and Senior Notes proceeds of $2.0 billion. Our cash used was $2.893 billion, consisting of Spin-Off costs of $77.9 million, financing and issuance cost payments for our debt obligations of $56.5 million, repayment of our Revolving Credit Facility and DDTL Credit Facility of $2.575 billion, dividends paid to shareholders of $177.6 million, and payment on seller notes of $6.0 million.

For the nine months ended September 30, 2024, net cash used in financing activities was $260.2 million, consisting of principal payment on debt of $14.2 million and transfers to Lennar of $246.0 million. All cash from the financing activities for the nine months ended September 30, 2024 was allocated to the Predecessor Millrose Business by Lennar and not generated by the Predecessor Millrose Business itself.

Other Cash Flows Considerations

During the second quarter of 2025, Lennar updated its methodology for purchases from land bankers in order to reduce the time between Homesite purchase and homebuyer delivery. In connection with this update, Lennar and Millrose agreed to amend certain Homesite takedown schedules included in property-specific addendums to the Master Option Agreement. We expect these amendments will result in an average three-month increase in the option term as compared to the original takedown schedules, with no impact on monthly option payment terms or any other terms of the Master Option Agreement. These amendments did not have a material impact on results of operations in the third quarter 2025 and Management does not expect these amendments to have a material impact in future periods.

Revolving Credit Facility

On the Distribution Date, we entered into a credit agreement (the “Revolving Credit Agreement”) with a consortium of lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (the “Revolver Agent”). The Revolving Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) with commitments in an aggregate amount of $1.335 billion. There were no outstanding borrowings under the Revolving Credit Facility as of September 30, 2025. Availability under the Revolving Credit Agreement is subject to a borrowing base updated quarterly (or, at our option, monthly), which is calculated by reference to the value of certain real property assets, with advance rates that vary by asset category, and unrestricted cash and cash equivalents, with adjustments as specified in the Revolving Credit Agreement. The Revolving Credit Facility may be used by us to borrow loans or obtain standby letters of credit.

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

Obligations under the Revolving Credit Agreement are secured by pledges by us of (i) the Promissory Notes (as defined below) and (ii) the equity interests of Millrose Holdings. In addition, the Revolving Credit Agreement requires us to pledge (i) certain future promissory notes similar to the Promissory Notes that Millrose may enter into with other subsidiaries and (ii) the equity interests of other subsidiaries whose equity interests are not pledged for the benefit of the Promissory Notes or any other similar promissory note or notes. Pursuant to an intercreditor agreement (the “ICA”), dated as of June 24, 2025, by and among the DDTL Administrative Agent (as defined below) and the Revolver Agent, the DDTL Administrative Agent and the Revolver Agent agreed that certain liens on Shared Collateral (as defined in the ICA) securing the DDTL Credit Agreement (as defined below) and the Revolving Credit Agreement were of equal priority, and certain distributions made in respect of Shared Collateral were shared on a ratable basis. The ICA was terminated in connection with the prepayment of all outstanding obligations under the DDTL Credit Agreement.

On August 1, 2025, Millrose Properties SPE LLC, a subsidiary of the Company (“Millrose Properties SPE”), was joined as a guarantor to the Revolving Credit Agreement. As of September 30, 2025, there were no other guarantors under the Revolving Credit Agreement. The Company may elect to join certain of our subsidiaries to the Revolving Credit Agreement as guarantors from time to time, and in certain circumstances, the Revolving Credit Agreement requires the Company to cause certain other subsidiaries that are not Taxable REIT Subsidiaries (as defined in the Revolving Credit Agreement) to become guarantors.

The Revolving Credit Agreement includes affirmative and negative covenants applicable to us and our subsidiaries, including limitations regarding liens, investments, asset sales, transactions with affiliates, restrictive agreements, mergers and other fundamental changes, permitted lines of business, financial contracts, and designation of unrestricted subsidiaries. The Revolving Credit Agreement contains financial covenants, tested quarterly, consisting of a maximum Leverage Ratio, a minimum interest coverage ratio, and a minimum tangible net worth. The Revolving Credit Agreement also requires us to be in compliance with all REIT requirements. As of September 30, 2025, we were in compliance with all covenants under the Revolving Credit Agreement.

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

Delayed Draw Term Loan Facility

On June 24, 2025, the Company entered into a credit agreement (the “DDTL Credit Agreement”) with the lenders party thereto and Goldman Sachs Bank USA as administrative agent for the lenders (in such capacity, the “DDTL Administrative Agent”). The DDTL Credit Agreement provided for a delayed draw term loan facility (the “DDTL Credit Facility”) with commitments in an aggregate amount of $1.0 billion. Proceeds of the Acquisition Tranche Loans (as defined in the DDTL Credit Agreement) were used to finance the previously announced acquisition of a portfolio of homesites on which the Company executed option agreements with New Home to support New Home’s acquisition of Landsea, which closed on June 25, 2025 (as further defined in the DDTL Credit Agreement, the “Specified Acquisition”), and the proceeds of any General Tranche Loans (as defined in the DDTL Credit Agreement) were used for general corporate purposes (including, without limitation, to pay outstanding obligations under the Revolving Credit Facility). On September 11, 2025, the receipt by the Company of the net cash proceeds from the September 2025 Offering triggered a mandatory prepayment under the DDTL Credit Agreement. The Company used a portion of such net cash proceeds to repay in full all outstanding obligations under the DDTL Credit Agreement. In connection therewith, on September 11, 2025, the Company terminated the DDTL Credit Agreement and the other loan documents, and all of the security interests in the assets of the Company securing the obligations thereunder were released.

Loans under the DDTL Credit Agreement bore interest at the Adjusted Term SOFR Rate (as defined in the DDTL Credit Agreement, the “DDTL Adjusted Term SOFR Rate”) plus an applicable margin at the per annum rate of: (i) from (and including) the initial draw date through (and including) 89 days after the initial draw date (a) 2.00% if the Leverage Ratio (as defined in the DDTL Credit Agreement, the “DDTL Leverage Ratio”) was less than or equal to 0.30 to 1.00, (b) 2.25% if the DDTL Leverage Ratio was greater than 0.30 to 1.00 and less than or equal to 0.40 to 1.00, and (c) 2.50% if the DDTL Leverage Ratio was greater than 0.40 to 1.00; (ii) from (and including) 90 days after the initial draw date through (and including) 179 days after the initial draw date (a) 2.25% if the DDTL Leverage Ratio was less than or equal to 0.30 to 1.00, (b) 2.50% if the DDTL Leverage Ratio was greater than 0.30 to 1.00 and less than or equal to 0.40 to 1.00, and (c) 2.75% if the DDTL Leverage Ratio was greater than 0.40 to 1.00; (iii) from (and including) 180 days after the initial draw date through (and including) 269 days after the initial draw date (a) 2.50% if the DDTL Leverage Ratio was less than or equal to 0.30 to 1.00, (b) 2.75% if the DDTL Leverage Ratio was greater than 0.30 to 1.00 and less than or equal to 0.40 to 1.00, and (c) 3.00% if the DDTL Leverage Ratio was greater than 0.40 to 1.00; and (iv) from (and including) 270 days after the initial draw date and thereafter (a) 2.75% if the DDTL Leverage Ratio was less than or equal to 0.30 to 1.00, (b) 3.00% if the DDTL Leverage Ratio was greater than 0.30 to 1.00 and less than or equal to 0.40 to 1.00, and (c) 3.25% if the DDTL Leverage Ratio was greater than 0.40 to 1.00. At the Company’s option, loans may have instead born interest at the Alternate Base Rate (as defined in the DDTL Credit Agreement, the “DDTL Alternate Base Rate”) plus an applicable margin at the per annum rate of 1.00% lower than the applicable margin for DDTL Adjusted Term SOFR Rate loans set forth above, in each case based upon the DDTL Leverage Ratio and the time after initial draw.

Obligations under the DDTL Credit Agreement were secured by pledges by the Company of (i) the Promissory Notes, and (ii) the equity interests of Millrose Holdings. In addition, the DDTL Credit Agreement required the Company to pledge (i) certain future promissory notes similar to the Promissory Notes that Millrose may enter into with other subsidiaries and (ii) the equity interests of any other subsidiaries whose equity interests are not pledged for the benefit of the Promissory Notes or any other similar promissory note or notes. Pursuant to the ICA, the DDTL Administrative Agent and the Revolver Agent agreed that certain liens on Shared Collateral (as defined in the ICA) securing the DDTL Credit Agreement and the Revolving Credit Agreement were of equal priority, and certain distributions made in respect of Shared Collateral were shared on a ratable basis. The ICA was terminated in connection with the prepayment of all outstanding obligations under the DDTL Credit Agreement.

The DDTL Credit Agreement included mandatory prepayments applicable to the Company and its subsidiaries in the event net cash proceeds are received from certain debt issuances, certain issuances of capital stock, and certain non-ordinary course dispositions of assets.

The DDTL Credit Agreement included affirmative and negative covenants applicable to the Company and its subsidiaries, including limitations regarding liens, investments, asset sales, transactions with affiliates, restrictive agreements, mergers and other fundamental changes, permitted lines of business, financial contracts, and designation of unrestricted subsidiaries. The DDTL Credit Agreement contained financial covenants, tested quarterly, consisting of a maximum DDTL Leverage Ratio, a minimum interest coverage ratio, and a minimum tangible net worth. The DDTL Credit Agreement also required the Company to maintain its status as a REIT.

The DDTL Credit Agreement contained events of default, including if KL ceased to be the Company’s manager and a replacement manager reasonably acceptable to the Required Lenders (as defined in the DDTL Credit Agreement) was not appointed within 90 days.

The DDTL Credit Agreement maturity date was June 23, 2026 (the “DDTL Maturity Date”). Principal amounts and other obligations outstanding under the DDTL Credit Agreement were due in full on the DDTL Maturity Date. Interest on each drawdown was due quarterly for loans bearing interest at the Alternate Base Rate and on the last day of the applicable interest payment date for loans bearing interest at the Adjusted Term SOFR Rate.

On August 1, 2025, the Company entered into a first amendment (the “First Amendment to DDTL”) to the DDTL Credit Agreement to, among other things, allow the Company to partially exempt in certain circumstances one incurrence of debt or issuance of equity securities (the “Designated Issuance”) from the DDTL Credit Agreement provision that otherwise required a mandatory prepayment of the loans borrowed under the DDTL Credit Agreement (the “DDTL Loans”) using 100% of the net cash proceeds from each incurrence of debt or issuance of equity securities (subject to certain limited exceptions specified in the DDTL Credit Agreement). In the case of the Designated Issuance, the Company was instead required to prepay the
DDTL Loans in an amount equal to the lesser of (x) 100% of such net cash proceeds and (y) an amount sufficient such that no more than $500.0 million in aggregate principal amount of DDTL Loans remain outstanding immediately after such prepayment. The First Amendment to DDTL also amended the DDTL Credit Agreement to add a funding fee in an amount equal to 0.250% of the aggregate principal amount of the DDTL Loans outstanding on the date that is 270 days after the initial draw date under the DDTL Credit Agreement, which initial draw date was June 24, 2025.

On August 1, 2025, Millrose Properties SPE was joined as a guarantor to the DDTL Credit Agreement.

On August 7, 2025, the Company completed the August 2025 Offering which in accordance with the First Amendment to DDTL triggered a mandatory prepayment of $500 million of principal amount owed under the DDTL Credit Agreement. On September 11, 2025, the Company completed the September 2025 Offering (as described below) which in accordance with the First Amendment to DDTL triggered a mandatory prepayment of $500 million of the remaining principal amount owed under the DDTL Credit Agreement. As a result of the September 2025 Offering, the full outstanding principal amount of the loans outstanding under the DDTL Credit Agreement and all other outstanding obligations thereunder were repaid September 11, 2025. In connection therewith, the Company terminated the DDTL Credit Facility, along with all of the security interests in the assets of the Company securing the obligations. The Company derecognized the remaining debt obligation and recorded the remaining unamortized issuance costs of $11.9 million as interest expense for the three months ended September 30, 2025.

See Note 7. Debt Obligations to our unaudited condensed consolidated financial statements included in “Part I, Item 1 Financial Statements” of this Form 10-Q for further description.

August 2025 Offering of Senior Notes

On August 7, 2025, the Company completed the offer and sale of its $1.25 billion aggregate principal amount of its 6.375% Senior Notes due 2030. The 2030 Notes were issued at par value. The Company received net proceeds of approximately $1.23 billion, after deducting the initial purchasers’ discounts and commissions and offering expenses. Proceeds of the August 2025 Offering were used (i) to repay $500 million principal amount of outstanding borrowings under the DDTL Credit Agreement, (ii) to repay $450 million principal amount of outstanding borrowings under the Revolving Credit Agreement, and (iii) for general corporate purposes.

The 2030 Notes were issued and sold to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2030 Notes have not been registered under the Securities Act, or any state securities laws, and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The 2030 Notes were issued pursuant to an indenture, dated as of August 7, 2025 (the “2030 Notes Indenture”), among the Company, the subsidiary guarantors from time to time party thereto and Citibank, N.A., as trustee. The 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Millrose Properties SPE LLC.

The 2030 Notes and the guarantee are the Company’s and the guarantor’s general senior unsecured obligations and are (i) pari passu in right of payment with all of the Company’s and the guarantor’s existing and future senior indebtedness, including the indebtedness under the Revolving Credit Agreement and the 2032 Notes, (ii) senior in right of payment to any future subordinated indebtedness of the Company and the guarantor, (iii) effectively subordinated to all of the Company’s and the guarantor’s existing and future secured indebtedness, including the indebtedness under the Revolving Credit Agreement, to the extent of the value of the assets securing such indebtedness, and (iv) structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries that do not guarantee the 2030 Notes.

The 2030 Notes will mature on August 1, 2030. Pursuant to the 2030 Notes Indenture, interest on the 2030 Notes accrues at a rate of 6.375% per annum and is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2026.

The Company has the option to redeem some or all of the 2030 Notes on or after August 1, 2027 at the redemption prices specified in the 2030 Notes Indenture. Prior to August 1, 2027, the Company may redeem some or all of the 2030 Notes at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest on the 2030 Notes being redeemed plus a “make-whole” premium. In addition, prior to August 1, 2027, the Company may redeem up to 40% of the 2030 Notes with cash in an amount not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 106.375% of the principal amount being redeemed plus accrued and unpaid interest on the 2030 Notes being redeemed.

The 2030 Notes Indenture includes certain restrictive covenants that limits the Company’s and its restricted subsidiaries’ ability to, among other things: (i) create certain liens, (ii) engage in certain sale and leaseback transactions, and (iii) effect certain mergers or consolidations, or sell all or substantially all of its assets. These covenants are subject to a number of important qualifications and exceptions as set forth in the 2030 Notes Indenture. Additionally, upon the occurrence of a Change of Control Triggering Event (as defined in the 2030 Notes Indenture), the Company must offer to repurchase all of the 2030 Notes at 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The 2030 Notes Indenture also provides for customary events of default. As of September 30, 2025, the Company was in compliance with all covenants under the 2030 Notes Indenture and there were no events of default.

See Note 7. Debt Obligations to our unaudited condensed consolidated financial statements included in “Part I, Item 1 Financial Statements” of this Form 10-Q for further description.

September 2025 Offering of Senior Notes

On September 11, 2025, the Company completed the offer and sale of $750 million aggregate principal amount of its 6.250% senior notes due 2032. The 2032 Notes were issued at par value. The Company received net proceeds of approximately $737.5 million, after deducting initial purchaser discounts and commissions and offering expenses. Net proceeds of the September 2025 Offering were used to repay the entire $500 million principal amount of outstanding borrowings under the DDTL Credit Facility, and related expenses, and for general corporate purposes.

The 2032 Notes and the related guarantee were issued and sold to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain non-U.S. persons in transactions outside the U.S. in reliance on Regulation S under the Securities Act. The 2032 Notes and the related guarantee have not been and will not be registered under the Securities Act or the securities laws of any state or other jurisdiction, and the 2032 Notes may not be offered or sold in the United States without registration or applicable exemption from the registration requirements of the Securities Act and applicable state securities or blue sky laws and foreign securities laws. The 2032 Notes were issued pursuant to an indenture, dated as of September 11, 2025 (the “2032 Notes Indenture” and, together with the 2030 Notes Indenture, the “Indentures”), among the Company, the subsidiary guarantors from time to time party thereto and Citibank, N.A., as trustee. The 2032 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company’s existing and future restricted subsidiaries that guarantee, or become a borrower or an obligor under, the Revolving Credit Agreement, the 2030 Notes, or certain other indebtedness. As of September 30, 2025, the 2032 Notes are fully and unconditionally guaranteed by Millrose Properties SPE.

The 2032 Notes and the guarantee are the Company’s and the guarantor’s general senior unsecured obligations and are (i) pari passu in right of payment with all of the Company’s and the guarantor’s existing and future senior indebtedness, including the indebtedness under the Revolving Credit Agreement and the 2030 Notes, (ii) senior in right of payment to any future subordinated indebtedness of the Company and the guarantors, (iii) effectively subordinated to all of the Company’s and the guarantor’s existing and future secured indebtedness, including the indebtedness under the Revolving Credit Agreement, to the extent of the value of the assets securing such indebtedness, and (iv) structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries that do not guarantee the 2032 Notes.

The 2032 Notes will mature on September 15, 2032. Pursuant to the 2032 Notes Indenture, interest on the 2032 Notes accrues at a rate of 6.250% per annum and is paid payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2026.

The Company has the option to redeem some or all of the 2032 Notes on or after September 15, 2028 at the redemption prices specified in the 2032 Notes Indenture. Prior to September 15, 2028, the Company may redeem some or all of the 2032 Notes at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest on the notes being redeemed plus a “make-whole” premium. In addition, prior to September 15, 2028, the Company may redeem up to 40% of the 2032 Notes with cash not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 106.250% of the being redeemed plus accrued and unpaid interest on the 2032 Notes being redeemed.

The 2032 Notes Indenture includes certain restrictive covenants that limits the Company’s and its restricted subsidiaries’ ability to, among other things: (i) create certain liens (ii) engage in certain sale and leaseback transactions, and (iii) effect certain mergers or consolidations, or sell all or substantially all of its assets. These covenants are subject to important qualifications and exceptions as set forth in the 2032 Notes Indenture. Additionally, upon the occurrence of a Change of Control Triggering Event (as defined in the 2032 Notes Indenture), the Company must offer to repurchase all of the 2032 Notes at 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The 2032 Notes Indenture also provides for customary events of default. As of September 30, 2025, the Company was in compliance with all covenants under the 2032 Notes Indenture and there were no events of default.

See Note 7. Debt Obligations to our unaudited condensed consolidated financial statements included in “Part I, Item 1 Financial Statements” of this Form 10-Q for further description.

Predecessor Millrose Business Debt

The Predecessor Millrose Business’s debt as of September 30, 2024 consisted of promissory notes for the acquisition of land and community development district bonds. There was no outstanding Predecessor Millrose Business debt recorded on the Company’s unaudited condensed consolidated financial statements as of September 30, 2025.

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

Dividends

On April 15, 2025, the Company paid a dividend of $0.38 to holders of its Class A common stock and Class B common stock as of the close of business on April 4, 2025, as declared by the Board on March 17, 2025. On July 15, 2025, the Company paid a dividend of $0.69 to holders of its Class A common stock and Class B common stock as of the close of business on July 3, 2025, as declared by the Board on June 16, 2025. On September 22, 2025 the Company declared a dividend of $0.73 to Class A common stockholders and Class B common stockholders of record as of the close of business October 3, 2025. This dividend was paid on October 15, 2025. We intend to make regular dividend payments of at least 90% of our REIT taxable income to holders of our common stock out of assets legally available for this purpose. While we do not plan to do so, under currently applicable Internal Revenue Services guidance, approximately 80% of these dividends may be paid in the form of stock dividends, rather than in cash. Dividends will be authorized by our Board and declared by us based on a number of factors including actual results of operations, dividend restrictions under Maryland law or applicable debt covenants, our liquidity and financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and any other factors our Board deems relevant. Subject to certain exceptions, distributions received from us will not be qualified dividends and will therefore be taxed at ordinary income rates to the extent of our current or accumulated earnings and profits.

Effects of Inflation and Seasonality

See discussion in the section “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K.

Promissory Notes

MPH Parent and other TRSs have issued to Millrose promissory notes (the “Promissory Notes”) that are secured by a pledge of all equity interests in the Property LLCs and unrecorded mortgages on certain of our real property assets. In the event that MPH Parent or another TRS of Millrose acquires additional land assets, the Promissory Notes may be further amended to reflect such acquisitions. Alternatively, MPH Parent or another TRS may issue one or more additional promissory notes that are similar to the Promissory Notes.

Mortgages

In connection with the Promissory Notes, each of the Property LLCs delivered fully executed mortgages (the “Mortgages”) with respect to the Homesites that they own in favor of Millrose to secure the Promissory Notes. The Mortgages were not recorded initially, but each Property LLC is required to comply with Millrose’s request to amend the Mortgages so that they may be recorded if Millrose so requests.

The Homesites covered by the Mortgages will automatically be released from the applicable Mortgage upon (a) payment in full of the applicable Promissory Note or (b) the occurrence of a closing of such Homesite in accordance with the Master Option Agreement. Additionally, any new real property that the Property LLCs acquire while any portion of the Promissory Notes remains unpaid or unsatisfied shall automatically be subject to the lien of the Mortgages or of similar mortgages or deeds of trust.

Pledge and Security Agreements

In connection with the Promissory Notes, MPH Parent and certain other TRSs entered into Pledge and Security Agreements with Millrose (the “Pledge and Security Agreements”), pursuant to which such TRSs pledged a first priority perfected, continuing security interest in and lien on 100% of its membership interests in each Property LLC and in all proceeds thereof (for purposes of this section only, the “Pledged Collateral”) as collateral for Note Borrower’s performance of its obligations under the Promissory Notes and Mortgage. Except during the continuance of a Note Event of Default, Note Borrower will have the right to receive all distributions, interest and proceeds in respect of the Pledged Collateral.

In the event that a TRS of Millrose acquires additional land assets, the Pledge and Security Agreements may be further amended to reflect such acquisitions. Alternatively, MPH Parent or another Millrose TRS may enter into one or more additional pledge and security agreements that are similar to the Pledge and Security Agreements.

REIT Tax Election and Income Taxes

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code and expect to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT qualifying activities is derived through our TRSs and is subject to applicable U.S. federal, state, and local income and franchise taxes. During the three and nine months ended September 30, 2025, we recorded consolidated income tax expense of $5.9 million and $15.0 million, respectively, which was attributable to our TRSs. We had no significant taxes associated with our TRS for the years ended December 31, 2024 or nine months ended September 30, 2024.

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

We evaluate the tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50 percent probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the applicable statute of limitations, for all major jurisdictions, which include federal and certain states. We have no examinations in progress and none are expected at this time. We evaluate our tax positions using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. We had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2024 or September 30, 2025. Our TRSs are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our combined statements of operations and comprehensive income (loss).

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

Revenue Recognition

The Company recognizes revenue on monthly option payments from customers in accordance with ASC 606, Revenue from Contracts with Customers, using the five-step model:

1.
Identify the contract with a customer.
2.
Identify the performance obligations in the contract.
3.
Determine the transaction price.
4.
Allocate the transaction price to the performance obligations.
5.
Recognize revenue when the performance obligation is satisfied.

Revenues from option contracts with our customers are recorded on a monthly basis, over time, for the period that the performance obligation to provide the exclusive purchase option is satisfied. Option fees are billed by the Company monthly and are due from customers in the following month. Cash payments received for option deposits are recorded as a liability and are applied to the total takedown price paid by the customer. If customers do not exercise their purchase options, the deposits are forfeited and the Company records the deposits as income. Payments received when customers exercise their purchase options and acquire Homesites from the Company are recorded as a reduction of the Homesite inventory carrying value on the balance sheet as of the date of the sale.

The Company also derives income from interest earned on the outstanding loan balance of development loans secured by residential property. The Company recognizes development loan income in accorance with ASC 310, Receivables. The Company records the revenue on a monthly basis as the interest is earned. All interest earned is paid-in-kind.

Inventory

The Company accounts for Homesite inventory in accordance with ASC 360, Property, Plant, and Equipment. The Company’s Homesite inventory is stated at cost and is monitored for indicators of impairment. The Company reviews for indicators of impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. If any such indicators are identified, the inventory is written down to fair value. The cost of inventory includes land acquisition costs, land development costs, and other costs directly attributable to Homesite development. When inventory is sold to customers through option contracts with predetermined costs and takedown schedules, the book value of the inventory is removed from the balance sheet.

The Company classifies the outstanding loan balance of development loans as development loan receivables, in accordance with ASC 310, Receivables. The associated interest earned on development loans is structured as paid-in-kind interest and is also recorded as development loan receivables. The development costs are recorded at the cost to acquire the principal portion less principal payments. The Company reviews its development loan receivables for impairment in accordance with ASC 326, Financial Instruments - Credit Losses (“CECL”).

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates and other market changes that affect our debt obligations and market sensitive investments. Interest rate changes may affect (i) the market for new homes, and therefore the likelihood that purchase options will be exercised, (ii) debt obligations for our Revolving Credit Facility, and (iii) the ability to obtain other long-term debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. In the future, we may use derivative instruments to hedge exposures to changes in interest rates on land secured by our assets on the value of the land we own. On September 11, 2025, the Company used a portion of the net cash proceeds from the September 2025 Offering to repay in full the DDTL Credit Facility. In connection therewith, the Company terminated the DDTL Credit Agreement, along with all of the security interests in the assets of the Company securing the obligations. There have otherwise been no material changes from the market risk disclosure set forth in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in the Form 10-K.

As of September 30, 2025, we had no outstanding borrowings under the Revolving Credit Facility.

As of September 30, 2025, we had $2.0 billion aggregate principal amount of Senior Notes outstanding.

Borrowings under our Revolving Credit Facility bear interest at the “Adjusted Term SOFR Rate”, plus an applicable per annum spread rate of 2.00%-2.50% based on the Leverage Ratio. All outstanding principal is due and payable upon termination of the Revolving Credit Facility. Variable changes in interest rates related to the Adjusted Term SOFR Rate are generally not expected to affect the fair value of outstanding borrowings on our Revolving Credit Facility but do affect our earnings and cash flows. There were no outstanding borrowings on our Revolving Credit Facility as of September 30, 2025.

Fixed rate debt related to our 2030 Notes and 2032 Notes bear interest of 6.375% and 6.250%, respectively. Changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Outstanding debt for Senior Notes, net of issuance costs, was approximately $1.966 billion as of September 30, 2025.

For additional information regarding our market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q as required by paragraph (b) of Rule 13a-15 or 15d-15 of the Exchange Act. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 and provided reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer evaluated for changes in internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred for the quarter ended September 30, 2025. As disclosed in our Form 10-Q for the quarter ended March 31, 2025, prior to the Spin-Off, the Predecessor Millrose Business relied on processes and internal controls over financial reporting performed by Lennar. After the Spin-Off, Millrose became an independent company and responsibility for these processes and controls were transferred to KL, the Manager for Millrose. These changes are not expected to materially affect or have an adverse impact on our ability to maintain adequate internal controls over financial reporting. Following the Spin-Off, new corporate and governance functions will continue to be implemented in order to meet the regulatory requirements of a stand-alone company.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Millrose is not currently a party to any legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks contained in “Part I, Item 1A. Risk Factors” of our Form 10-K and in other documents we file with the SEC, in evaluating Millrose and its business. Other than the risk factors set forth below, there have been no material changes in risk factors from those reported in our Form 10-K. The risks described in the Form 10-K and below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results.

We have a substantial amount of indebtedness. Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, reduce our funds available for discretionary purposes, and increase the risk that we might default on our indebtedness.

As of September 30, 2025, we had approximately $2.0 billion of outstanding indebtedness, consisting of $2.0 billion of Senior Notes. We had no outstanding borrowings and $1.3 billion of availability under our Revolving Credit Facility.

Our substantial indebtedness could have important consequences for us. For example, it could:

•
adversely affect our ability to raise additional capital for working capital, capital expenditures, operations, debt service requirements, strategic initiatives or other purposes;
•
limit our ability to react to changes in the economy or our industry, and restrict us from engaging in development activities or exploiting business opportunities;
•
limit our flexibility in planning for, or reacting to, changes in our operations or business;
•
limit, along with the financial and other restrictive covenants in our debt agreements, among other things, our ability to borrow additional funds;
•
require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing funds available to us for discretionary purposes, including the payment of dividends and investing in business opportunities;
•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants, could result in an event of default under the Indentures and the Revolving Credit Agreement;
•
make us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage; or
•
make us more vulnerable to downturns in our business or the economy.

In addition, the Revolving Credit Facility and the Indentures contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness.

We may not be able to generate sufficient cash to service all of our indebtedness.

Our ability to pay principal and interest on our debt obligations will depend upon, among other things:

•
our future financial and operating performance, which will be affected by prevailing economic, industry and competitive conditions and financial, business, legislative, regulatory and other factors, many of which are beyond our control;

•
our future ability to borrow under the Revolving Credit Facility, the availability of which depends on, among other things, our complying with the covenants in the Revolving Credit Facility; and
•
our future ability to raise funds by issuances of debt or equity securities or sales of assets.

We cannot assure you that our business will generate cash flow from operations, that we will be able to draw under the Revolving Credit Facility, or that we will be able to issue debt or equity securities or sell assets in amounts sufficient to fund our liquidity needs, including the payment of principal and interest on our indebtedness.

Despite our current indebtedness levels, we may still be able to incur substantially more debt, including secured indebtedness, and other obligations.

We may incur substantial additional indebtedness, including secured indebtedness, in the future, as well as other obligations. Although covenants under the Indentures and the Revolving Credit Facility limit our ability to incur certain types of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we face would increase and may make it more difficult to satisfy our existing financial obligations. In addition, the Indentures and the Revolving Credit Facility do not limit us from incurring obligations that do not constitute indebtedness as defined therein.

Our debt agreements contain restrictions that will limit our flexibility in operating our business.

The Revolving Credit Facility and the Indentures contain, and any other existing or future indebtedness of ours would likely contain, a number of covenants that will impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries' ability to, among other things:

•
incur certain types of additional indebtedness, including guarantees of indebtedness;
•
create certain liens;
•
engage in certain sale and leaseback agreements;
•
effect certain mergers or consolidations, or sell all or substantially all of our assets; and
•
alter the businesses we conduct;

As a result of these covenants, we may be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

A breach of any of these covenants could result in a default under all or certain of our debt instruments. In the event of any such event of default, the lenders thereunder could elect to:

•
terminate any future lending commitments;
•
declare all amounts outstanding, together with accrued and unpaid interest, to be immediately due and payable; and
•
require us to apply all of our available cash to repay these amounts.

Our indebtedness subjects us to interest rate risk.

Borrowings under the Revolving Credit Facility are at variable rates of interest, and therefore expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

The indebtedness under the Indentures is at fixed rates of interest and is subject to call protection, which means that in certain circumstances we would have to pay a premium if we redeemed the indebtedness before its maturity. If interest rates drop, our debt service obligations on the fixed rate indebtedness would stay the same, and our cost of capital would be greater than if we had borrowed at a variable rate of interest. Or if interest rates drop and we elect to refinance our fixed rate indebtedness with variable rate indebtedness, we might have to pay the call protection premium, which in some circumstances could be significant. In either case, our cost of capital might be greater than that of our competitors, which could place us at a competitive disadvantage

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of Millrose’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description

3.1

Articles of Amendment and Restatement of Millrose Properties, Inc., dated February 6, 2025 (incorporated by reference to Exhibit 3.1 to Millrose’s Current Report on Form 8-K filed with the SEC on February 7, 2025)

3.2

Amended and Restated Bylaws of Millrose Properties, Inc., dated February 7, 2025 (incorporated by reference to Exhibit 3.2 to Millrose’s Current Report on Form 8-K filed with the SEC on February 7, 2025)

4.1

Indenture, dated as of August 7, 2025, among Millrose Properties, Inc., the subsidiary guarantors from time to time party thereto and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Millrose’s Current Report on Form 8-K filed with the SEC on August 8, 2025)

4.2

Indenture, dated as of September 11, 2025, among Millrose Properties, Inc., the subsidiary guarantors from time to time party thereto and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Millrose’s Current Report on Form 8-K filed with the SEC on September 12, 2025)

10.1

First Amendment to Credit Agreement, dated August 1, 2025, by and among the Company, the lenders party thereto and Goldman Sachs Bank USA as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to Millrose’s Current Report on Form 8-K filed with the SEC on August 4, 2025)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLROSE PROPERTIES, INC.

By:	/s/ Garett Rosenblum
Name:	Garett Rosenblum
Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)

Date: October 23, 2025