Form 10-K
period 2025-12-31
Millrose Properties, Inc.
filed 2026-03-02
CIK 2017206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☒  No☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes☐ No☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes☐ No☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the Class A common stock on June 30, 2025, the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $3,786,226,188

Number of shares of Class A common stock outstanding as of March 2, 2026: 154,183,686

Number of shares of Class B common stock outstanding as of March 2, 2026: 11,819,811

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2025, are incorporated by reference into Part III of this report for the year ended December 31, 2025.

All capitalized terms herein have the meanings defined herein or ascribed to them in the “Glossary of Defined Terms” section of this Form 10-K beginning on page 6.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements including, in particular, statements about Millrose Properties, Inc.’s (together with its subsidiaries (unless the context otherwise requires), “Millrose,” the “Company,” “we,” “us” or “our”) plans, strategies and objectives, as well as statements about Millrose’s business (including MPH Parent, LLC (“MPH Parent”), Millrose Properties Holdings, LLC (“Millrose Holdings”), Millrose Properties SPE LLC (“SPE LLC”), and any of the other Millrose subsidiaries), and Millrose’s future plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “can,” “shall,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words or the negatives thereof intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Form 10-K include statements regarding:

•
Millrose’s plans and objectives for future operations, including plans and objectives relating to the future growth of our business and our homesite option platform;
•
the availability of capital at any given time to finance the various endeavors, projects and acquisitions that are expected or planned for Millrose, as well as the availability of capital that needs to be reserved for specified uses (whether contractually or by law);
•
expectations about the quality and value of our homesites and the existence of any liabilities attached to the homesites, and the adequacy of the protection, including our counterparties’ indemnification of Millrose in connection with the land assets acquired under the counterparty agreements;
•
expectations and assumptions regarding our ongoing relationships with counterparties, including expectations that counterparties will fully perform their obligations under existing agreements, and timely exercise their purchase option;
•
our expected business, operations and financial position;
•
expectations and assumptions regarding our industry, the real estate markets or the economy, including statements regarding the competitive landscape;
•
the possibility of providing our homesite option platform and continuing our expansion to new counterparties, and the nature of any such future arrangements;
•
any expected use, development or sale of land assets that we have acquired or may acquire in the future;
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

Assumptions relating to these statements involve judgments with respect to, among other things, future macroeconomic, competitive and market conditions, future land values, future business decisions, future environmental conditions and relationships with our counterparties, all of which are difficult or impossible to accurately predict and many of which are beyond our control. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. The forward-looking statements contained in this Form 10-K reflect our views as of the date of this Form 10-K about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate, and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved.

The forward-looking statements in this Form 10-K involve risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements. Investing in our Common Stock involves a high degree of risk. For a discussion of these risks and uncertainties, see “Item 1A. Risk Factors” of this Form 10-K.

SUMMARY OF RISK FACTORS

Investing in our Common Stock involves a high degree of risk. You should carefully review “Part I, Item 1A. Risk Factors” of this Form 10-K which contains a detailed discussion of the material risks that you should consider before you invest in our Common Stock. The following is a summary of the principal risks that could adversely affect our business, results of operations, financial condition and cash flows:

•
We are a recently formed company with limited operating history, and you have a limited basis on which to evaluate our ability to achieve our business objectives or to perform as a standalone and separate business.
•
Our recycled capital business model is contingent on our counterparties electing to exercise their land purchase options.
•
Our agreements with Lennar involve conflicts of interest, and we might have received better terms from unaffiliated third parties than the terms we received in these agreements.
•
Any exercise by Lennar of its Enforcement Rights under the Founder’s Rights Agreement may severely negatively impact our business operations and financial condition.
•
We have not obtained independent appraisals or fairness opinions as to the value of our real estate assets, including those acquired in the Spin-Off from Lennar and the Rausch Transaction.
•
We have not obtained environmental reports on all of our real estate assets, and we rely upon our counterparties for certain information regarding the homesites.
•
Our counterparties’ obligation to undertake Land Development on our land assets may negatively impact our business.
•
If we or our major counterparties, including Lennar, enter into bankruptcy, the counterparty agreements may be unenforceable.
•
If we cannot continue to enter into new counterparty agreements, which may be limited by Lennar's Capital Priority Right, our business and sources of income could be materially and adversely affected.
•
Past performance by the management team, who are employees of Kennedy Lewis and its respective affiliates, may not be indicative of our future performance.
•
As a holding company, we are wholly dependent on our subsidiaries as our sole source of working capital to maintain our operations.
•
Disruptions to our technology platform could impair our ability to execute transactions and recycle capital.
•
We have a substantial amount of indebtedness which could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, reduce our funds available for discretionary purposes, and increase the risk that we might default on our indebtedness.
•
We may not be able to generate sufficient cash to service all of our indebtedness.
•
Despite our current indebtedness levels, we may still incur substantially more debt, including secured indebtedness and other obligations.
•
Our debt agreements contain restrictions that limit our flexibility in operating our business.
•
Our indebtedness subjects us to interest rate risk.
•
There are significant risks inherent in owning land for new home construction.
•
Our business is susceptible to risks from natural disasters, geopolitical events and other factors outside of our control that may delay development on the land we hold for our counterparties.
•
Our inability to successfully acquire adequate inventory of land assets at reasonable prices could materially and adversely impact our operations.
•
We operate in a competitive and evolving industry, which could adversely affect our growth and profitability.
•
We cannot assure that our growth strategies will succeed and we may incur significant costs without delivering the anticipated benefits.
•
We depend upon KL's key personnel, and if KL cannot recruit and retain key personnel for us, our business, financial condition and results of operations could be significantly impacted.
•
KL can terminate the Management Agreement on 60 days’ notice under certain circumstances, and we may not be able to find a suitable replacement within that time.
•
We pay substantial fees to KL, which reduce funds we have available for distribution to stockholders.

•
The termination of the Management Agreement may require us to pay a substantial termination fee, including in the case of a termination for unsatisfactory performance, which may limit our ability to end our relationship with KL.
•
Any adverse changes in KL’s or its affiliates’ financial condition or our relationship with KL could negatively impact our operating performance and stockholder returns.
•
There are significant potential conflicts of interest with KL that could affect our business returns.
•
KL maintains a contractual, not fiduciary, relationship with us, and its liability is limited under the Management Agreement, as we have agreed to indemnify the Manager against certain liabilities.
•
KL and its officers may face competing demands relating to their time, which may adversely affect our performance.
•
We may be at an increased risk for dissident stockholder activities due to perceived conflicts of interest arising from our external management structure and relationships.
•
Our business, financial condition and results of operations could suffer in the event of system failures or cybersecurity attacks.
•
Our dual-class capital structure may adversely affect the market price of our Class A Common Stock and in turn the value of our Class B Common Stock.
•
The Miller Family, members of which are substantial stockholders of Lennar, has substantial voting power with regard to us and the ability to exercise influence over certain corporate actions.
•
Our rights and the rights of our stockholders to recover claims against our directors and officers are limited.
•
Our Charter and Bylaws, along with applicable provisions of certain of our agreements and of Maryland law, include certain anti-takeover defense measure provisions that may make a merger, tender offer or proxy contest difficult, which could depress the market price of our Common Stock.
•
Our Bylaws designate any state court of competent jurisdiction within the State of Maryland as the sole and exclusive forum for certain types of actions and proceedings, limiting our stockholders’ ability to obtain a favorable judicial forum.
•
We might fail to qualify or remain qualified as a REIT.
•
Complying with REIT Requirements may require us to forgo otherwise attractive opportunities or to dispose of otherwise attractive investments.
•
Even though we intend to qualify as a REIT, we will face tax liabilities that reduce our cash flows.
•
Our organizational structure, including our ownership of interests in MPH Parent and other TRSs in the future, raises certain tax risks.
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
•
Our Class B Common Stock is not listed on any exchange or other organized market and may not trade at all, which may limit your ability to transfer shares of Class B Common Stock.
•
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

2030 Notes means the $1.25 billion aggregate principal amount of 6.375% Senior Notes due 2030 issued by the Company on August 7, 2025.

2032 Notes means the $750 million aggregate principal amount of 6.250% Senior Notes due 2032 issued by the Company on September 11, 2025.

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

All Appropriate Inquiries means a process defined by the United States Environmental Protection Agency and American Society for Testing and Materials that involves evaluating a property's environment conditions and assessing potential liability for contamination.

Allocation Policy means the policy governing the allocation of investments between Millrose and affiliates of Kennedy Lewis, as described in “Part I, Item 1. Business—Our Objectives and Strategies—Investment Guidelines.”

Applicable Rate Adjustment Right means Lennar’s right under the Founder’s Rights Agreement to adjust the option rate for any future property assets proposed to be added pursuant to the Master Program Agreement to any lower rate agreed upon between Millrose and any Lennar Related Ventures or Other Counterparties with respect to any homesite option platform arrangements, as described in “Part I, Item 1. Business—Operational Agreements with Lennar—Founder’s Rights Agreement.”

Board means the Board of Directors of Millrose.

Bylaws means the Amended and Restated Bylaws of Millrose.

Capital Priority Right means the evergreen right Lennar has under the Founder’s Rights Agreement to reserve a certain amount of Millrose’s available capital exclusively for acquisitions of future property assets designated by Lennar and the completion of Horizontal Development of such future property assets for Lennar within any given period. See “Part I, Item 1. Business—Operational Agreements with Lennar—Founder’s Rights Agreement” for more information.

Charter means the Articles of Amendment and Restatement, as the same may be amended or supplemented from time to time, of Millrose.

Class A Common Stock means our Class A common stock, par value $0.01 per share, each with one vote per share, listed on the NYSE under the ticker symbol “MRP.”

Class B Common Stock means our Class B common stock, par value $0.01 per share, each with ten votes per share of Class B common stock, except when voting together with the holders of the Class A Common Stock, each share of Class B common stock has the greater of (i) ten votes per share and (ii) that number of votes per share of Class B common stock that would entitle the outstanding shares of Class B common stock to cast, in the aggregate, 35% of the votes entitled to be cast on the matter. Millrose has not applied to have the Class B Common Stock listed on the NYSE or on any other securities exchange, or to have it quoted on any quotation system, and we do not expect to do so in the future.

Code means the Internal Revenue Code of 1986, as amended.

Common Stock means the Class A Common Stock and Class B Common Stock.

DDTL Credit Agreement means that certain Credit Agreement, dated as of June 24, 2025, by and among Millrose, the lenders party thereto and the DDTL Administrative Agent, as amended by that certain First Amendment to Credit Agreement, dated as of August 1, 2025, which provided for a delayed draw term loan facility (the “DDTL Credit Facility”) with commitments in an aggregate amount of $1.0 billion, and which was terminated on September 11, 2025, in connection with the repayment in full of all outstanding obligations thereunder.

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

Distribution means the distribution by Lennar on the Distribution Date of Class A Common Stock (including fractional shares for which Lennar stockholders received cash) and Class B Common Stock to holders of Lennar Class A common stock and Lennar Class B common stock. In the Distribution, Lennar distributed to the holders of Lennar Class A common stock and Lennar Class B common stock one share of Class A Common Stock for every two shares of Lennar Class A common stock or Lennar Class B common stock held as of January 21, 2025.

Distribution Date means February 7, 2025.

Dodd-Frank Act means the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended.

Effective Equity Price Protection Right means the right granted to Lennar that in the event that Millrose issues additional shares of Class A Common Stock (or any other equity securities in a manner consistent with its Charter) within 18 months of February 7, 2025 to any Other Counterparty in exchange for future property assets in a transaction consistent with the Applicable Rate Adjustment Right and with an aggregate value in excess of $500 million at a price per share lower than the price per share received by Lennar for the assets transferred to Millrose in connection with the Spin-Off, Millrose will issue an additional proportional number of shares of Class A Common Stock that will be distributed to Millrose’s stockholders through a stock dividend (subject to approval by the Board and in compliance with Maryland law), pursuant to the Founder’s Rights Agreement.

Enforcement Rights means certain rights Lennar has in the event Millrose fails to perform its obligations under any of the Lennar Agreements with respect to any takedown obligations, in addition to any damages owed to Lennar by Millrose in connection with any breach of contract claim.

ESG means environmental, social, and corporate governance.

Exchange Act means the Securities Exchange Act of 1934, as amended.

Founder’s Rights means the rights granted to Lennar pursuant to the Founder’s Rights Agreement and as described in “Part I, Item 1. Business—Operational Agreements with Lennar—Founder’s Rights Agreement.”

Founder’s Rights Agreement means the Founder’s Rights Agreement, dated February 7, 2025, by and between Millrose and Lennar as described in “Part I, Item 1. Business—Operational Agreements with Lennar—Founder’s Rights Agreement” as amended, modified and/or supplemented from time to time.

GAAP means generally accepted accounting principles in the United States.

Guaranty means the Payment and Performance Guaranty by Lennar Corporation in favor of Millrose and each Property LLC, as described in “Part I, Item 1. Business—Operational Agreements with Lennar—Payment and Performance Guaranty.”

Horizontal Development means any work performed by our counterparties relating to the installation of utilities and infrastructure required to obtain a building permit for the construction of a residence, including drainage, sewage, water lines, roads, sidewalks, utility lines, grading and landscaping. Sometimes such infrastructure can also include the construction of recreational facilities, common area elements and other amenities.

Horizontal Development is work that must be done prior to home construction, as it lays the groundwork for building homes.

Investment Company Act means the Investment Company Act of 1940, as amended.

Investment Guidelines means the market-level factors and property-level factors that our Manager considers when evaluating potential acquisition of properties, as set forth in the Management Agreement, as detailed in “Part I, Item 1. Business—Our Objectives and Strategies—Investment Guidelines.”

IRS means the U.S. Internal Revenue Service.

Kennedy Lewis means Kennedy Lewis Investment Management LLC, an institutional alternative investment firm, together with its affiliates.

KL means Kennedy Lewis Land and Residential Advisors LLC, an affiliate and wholly-owned subsidiary of Kennedy Lewis, that externally manages Millrose pursuant to the Management Agreement.

Land Development means all activities related to preparing and improving land for residential use, including Horizontal Development and Vertical Development.

Lennar means Lennar Corporation (including its affiliates and subsidiaries), a publicly traded Delaware corporation with Lennar Class A common stock and Lennar Class B common stock listed on the NYSE. In certain contexts (including with respect to naming parties to certain agreements), the word Lennar may refer to a subsidiary of Lennar Corporation that entered or will enter into an agreement in lieu of the ultimate parent company.

Lennar Agreements means the Master Program Agreement, Master Option Agreement, Master Construction Agreement, Multiparty Cross Agreements, Founder’s Rights Agreement, Registration Rights Agreement, and other agreements described herein which Lennar and Millrose may enter into from time to time in connection with Millrose’s provision of the homesite option platform to Lennar and/or that govern Lennar’s ongoing relationship with Millrose.

Lennar Related Ventures means any residential home construction or real estate development companies in the United States (i) in which Lennar has any amount of ownership interests or (ii) with which Lennar has any contractual business relationship, in each case, that is referred by Lennar to Millrose as a homesite option platform counterparty.

LLC means limited liability company.

Management Agreement means the Management Agreement, dated as of February 7, 2025, by and between Millrose and our Manager entered into February 7, 2025 as described in “Part I, Item 1. Business — Our Manager.”

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

Management Fee means an amount equal to 1.25% of the Tangible Assets, paid to the Manager on a quarterly basis for its management services to Millrose, pursuant to the Management Agreement, calculated by the Manager and reviewed by the Board.

Management Succession Consent Right means the right granted to Lennar in the event the Management Agreement is terminated for any reason (with or without cause), including if the Board terminates the Manager or if the Manager resigns, to approve any replacement manager that Millrose may so choose, prior to such replacement manager assuming any duties and obligations under the Management Agreement, as well as the right to approve any management agreement to which such replacement manager will be subject, pursuant to the Founder’s Rights Agreement.

Manager means the third-party entity which externally manages our business and operations pursuant to a management agreement. Currently, our Manager is KL.

Manager Diligence Obligations means the diligence processes that our Manager follows to evaluate proposed transactions ensuring adherence to the Investment Guidelines and assessing the credibility of the homebuilder’s financial projections. The Manager’s due diligence includes an appropriate legal evaluation that ensures the land has received all necessary entitlements and environmental approvals.

Master Construction Agreement means the Master Construction Agreement, dated as of February 7, 2025, by and among Millrose and certain Lennar entities, as described in “Part I, Item 1. Business —Operational Agreements with Lennar—Master Construction Agreement”, as amended from time to time and as supplemented by any terms and provisions contained in any project addenda.

Master Option Agreement means the Master Option Agreement, dated as of February 7, 2025, by and among Millrose and certain Lennar entities, as described in “Part I, Item 1. Business —Operational Agreements with Lennar—Master Option Agreement”, as amended from time to time and as supplemented by any terms and provisions contained in any project addenda.

Master Program Agreement means the Master Program Agreement, dated as of February 7, 2025, by and among Millrose and certain Lennar entities, as described in “Part I, Item 1. Business —Operational Agreements with Lennar—Master Program Agreement”, as supplemented by any terms and provisions contained in any project addenda.

MGCL means the Maryland General Corporation Law.

Miller Family means Stuart Miller, Executive Chairman and Chief Executive Officer of Lennar, and each member of his family that would be treated as a stockholder of Millrose pursuant to section 544(a)(2) of the Code or section 318(a)(1)(A) of the Code, whichever is more expansive, and any person through which the Miller Family beneficially owns or constructively owns capital stock or that would be treated as beneficially owning or constructively owning capital stock of Millrose through the Miller Family, collectively.

Millers means Stuart A. Miller, members of his family, trusts of which one or more of them are trustees or principal beneficiaries, and entities (including corporations, partnerships and limited liability companies) of which Mr. Miller or members of his family control or would be treated as beneficially owning a majority of the equity, as beneficial ownership is determined for purposes of the Exchange Act.

Millrose Holdings means Millrose Properties Holdings, LLC, a Delaware limited liability company that is wholly-owned by MPH Parent.

MPH Parent means MPH Parent, LLC, a Delaware limited liability company that is wholly-owned by Millrose.

Multiparty Cross Agreement means any multiparty cross agreement between Lennar and Millrose that applies to any portion of the assets acquired in the Spin-Off from Lennar, and the Rausch Transaction, and any assets acquired pursuant to the terms of the Master Program Agreement and other Lennar Agreements, as further described in “Part I, Item 1. Business —Operational Agreements with Lennar—Multiparty Cross Agreement.” As context requires, “Multiparty Cross Agreement” may also mean this same concept, but as negotiated and used by or for (or in the context of agreements with) any Lennar Related Ventures or Other Counterparties.

Non-Revenue Generating Assets means any asset not associated with an income generation opportunity or owned real estate. For the avoidance of doubt, Non-Revenue Generating Assets shall exclude owned real estate with terminated or unexercised option contracts.

NYSE means the New York Stock Exchange.

Other Agreements means any transaction agreements, other than the Master Program Agreement, including those entered into with Lennar Related Ventures and Other Counterparties in connection with providing Millrose’s homesite option platform or in connection with Millrose providing development loans secured by residential property intended for single-family residential use.

Other Counterparties means any residential home construction or real estate development companies in the United States, excluding Lennar and any Lennar Related Ventures, that enter into agreements or other arrangements with Millrose (through Millrose subsidiaries) to use Millrose’s homesite option platform or to obtain development loans secured by residential property intended for single-family residential use.

Other Subsidiaries means any subsidiaries of Millrose, other than MPH Parent, Millrose Holdings, SPE LLC, and any Property LLCs, that may be created from time to time for the purpose of providing Millrose’s homesite option platform or development loans to any Lennar Related Ventures or Other Counterparties.

Pause Period Designation Right means Lennar’s right pursuant to the Founder’s Rights Agreement to unilaterally decide to designate a pause period at any time in its sole discretion, as described in “Part I, Item 1. Business —Operational Agreements with Lennar—Founder’s Rights Agreement.”

Phase I means an environmental site assessment report prepared for a real estate holding that identifies any existing or potential recognized environmental conditions.

Pledge and Security Agreements means the Pledge and Security Agreements by Millrose Holdings and MPH Parent in favor of Millrose, as described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Predecessor Millrose Business means the business operations, including revenues and expenses, liquidity and capital resources, cash flows, balance sheet, statements of income and other information of Millrose prior to the Spin-Off, as derived from the financial statements of Lennar, since Millrose had no operations (or operating subsidiaries) of its own prior to the Spin-Off.

Promissory Notes means the promissory notes entered into by TRSs of Millrose to Millrose that are secured by a pledge of the equity in the Property LLCs and unrecorded mortgages.

Property LLCs includes all of Millrose's subsidiaries that hold land assets acquired by Millrose, including those acquired in the Spin-Off from Lennar and in the Rausch Transaction, through which Millrose provides its homesite option platform to counterparties, as well as any additional subsidiaries formed for the purposes of owning other property assets.

Rausch means Rausch Coleman Companies, LLC, a privately-held U.S. homebuilder.

Rausch Transaction means Millrose’s acquisition of land consisting of approximately 25,000 homesites through the acquisition of 100% of the outstanding stock of RCH Holdings, Inc., a parent holding company of Rausch, on February 10, 2025, as further described in “Part I, Item 1. Business—Spin-Off and Other Significant Business Transactions.”

Real Estate Portfolio means the properties held by Millrose, comprised of (a) the land assets acquired in the Spin-Off from Lennar (b) the land assets acquired in the Rausch Transaction (c) land assets acquired under Millrose agreements with Lennar Related Ventures and Other Counterparties, and (d) any other property assets that Millrose (through its TRSs, the Property LLCs or any Other Subsidiaries) has acquired or may in the future acquire pursuant to the agreements with Lennar, Lennar Related Ventures or Other Counterparties.

Recognition Agreement means the Recognition, Subordination and Non-Disturbance Agreement, entered into as of February 7, 2025, by and among Millrose, Millrose Holdings, each Property LLC and certain Lennar entities.

Registration Rights Agreement means the Registration Rights Agreement, entered into as of February 7, 2025, by and between Millrose and Lennar.

REIT Requirements means the requirements for qualification as a REIT under sections 856 through 860 of the Code and the applicable U.S. Treasury regulations, including various (a) organizational requirements, (b) gross income tests, (c) asset tests and (d) distribution requirements.

Revolving Credit Agreement means the Credit Agreement, dated February 7, 2025, among Millrose, the lenders party thereto and JPMorgan Chase Bank, N.A., as a lender and as administrative agent for the lenders, which provides for a revolving credit facility with commitments in an aggregate amount of $1.335 billion.

Sarbanes-Oxley Act means the Sarbanes-Oxley Act of 2002.

SEC means the U.S. Securities and Exchange Commission.

Secured Financing Collateral Consent Right means Lennar’s right, pursuant to the Founder’s Rights Agreement, to prohibit Millrose from granting or selling any security interest whereby the assets pledged pursuant to such security interest include assets acquired in the Spin-Off from Lennar, Rausch Transaction, or other land assets and future property assets held pursuant to the Lennar Agreements and future property assets of Other Counterparties (i.e., mixing the assets into one collateral pool) without Lennar’s prior written consent, as described under “Part I, Item 1. Business — Operational Agreements with Lennar—Founder’s Rights Agreement.”

Securities Act means the Securities Act of 1933, as amended.

Senior Notes means the 2030 Notes and the 2032 Notes, collectively.

Spin-Off means the partial, taxable spin-off of Millrose Properties, Inc., a previously wholly-owned subsidiary of Lennar, that was effected by distributing approximately 80% of the outstanding shares of our Common Stock to holders of Lennar common stock on the Distribution Date.

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

Treasury Regulations means regulations of the U.S. Department of the Treasury.

TRS means a fully taxable corporation that has jointly elected with the parent REIT to be treated as a taxable REIT subsidiary, as defined under section 856 of the Code.

Vertical Development means any work performed by our counterparties relating to the construction of homes on owned homesites that extend above the ground level after Horizontal Development is sufficiently completed.

Part I

Item 1. Business

Overview of Our Company

Millrose Properties, Inc. is a corporation incorporated under the laws of the State of Maryland on March 19, 2024 and later spun-off by Lennar. The Spin-Off was completed on February 7, 2025, at which time we became an independent, publicly traded company and our Class A common stock was listed on the New York Stock Exchange under the symbol “MRP”.

Millrose purchases and develops residential land and sells finished homesites to homebuilders by way of option contracts with predetermined costs and takedown schedules. We serve as a solution for homebuilders seeking to expand access to finished homesites while implementing an asset-light strategy. Our option contracts provide for the payment of recurring cash option fees as compensation for the capital and operational solution delivered by the Millrose platform. As Millrose sells fully developed homesites, capital is recycled into future land acquisitions for homebuilders, providing counterparties with durable access to community growth. To a lesser extent, we also provide development loans secured by property intended for residential use.

We are externally managed and advised by our Manager, Kennedy Lewis Land and Residential Advisors LLC, pursuant to the Management Agreement between Millrose and KL entered into on February 7, 2025.

Core to our value offering is our technology platform, a proprietary land banking data warehouse and enterprise resource planning (ERP) system developed and deployed by our Manager. Our technology uniquely empowers us to perform fast, accurate due diligence, process a high volume of transactions, and manage assets across diverse geographies.

We have one reportable segment that derives revenue primarily from our portfolio of homesites under option contracts. To a lesser extent, we earn interest income on the outstanding loan balance of development loans secured by residential property. Our operations are conducted in the United States. As of December 31, 2025, we had 142,139 homesites in 933 properties (also known as communities) across 30 states.

We intend to elect to be treated as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2025. Millrose Properties, Inc. is a holding company whose operations are conducted primarily through MPH Parent, a Delaware limited liability company and a wholly owned operating subsidiary of Millrose, and other subsidiaries, including Millrose Holdings, a Delaware limited liability company and a wholly owned operating subsidiary of MPH Parent. Millrose and MPH Parent made a joint election to treat MPH Parent as a TRS of Millrose. Accordingly, MPH Parent will be subject to full entity-level taxation in connection with its business operations. Similarly, we expect that our other TRSs will be taxable business entities.

Spin-Off and Other Significant Business Transactions

On February 7, 2025, we completed our Spin-Off from Lennar through a distribution of approximately 80% of our Common Stock to holders of Lennar common stock as of the close of business on January 21, 2025. In connection with the Spin-Off, we received a contribution from Lennar of approximately $5.5 billion in land assets, representing approximately 87,000 homesites, and cash of approximately $1.0 billion, which included $585 million of cash deposit liabilities related to option contracts with Lennar. In addition, Millrose entered into the Revolving Credit Agreement with a commitment amount of up to $1.335 billion (together with the Revolving Credit Agreement, the “Revolving Credit Facility”) that is scheduled to mature on February 7, 2028.

On February 10, 2025, we acquired approximately 25,000 homesites through the acquisition of 100% of the outstanding stock of RCH Holdings, Inc., a newly formed parent holding company of Rausch, for approximately $859 million in cash, which is net of option deposits funded by Lennar and other holdbacks.

On May 12, 2025, we entered into a commitment with the New Home Company (“New Home”) for Millrose to provide land banking capital of up to $700 million to support New Home’s acquisition of Landsea Homes (“Landsea”). On June 25, 2025, New Home completed the acquisition of Landsea and we funded land banking capital of $494.5 million at closing, acquiring a portfolio of homesites, subject to option agreements with New Home. As a result of the transaction, we acquired $522.8 million in land assets, consisting of 4,186 homesites, for $494.5 million in cash, which is net of deposits of $28.3 million related to the option contracts.

In connection with the New Home transaction, on June 24, 2025, Millrose entered into the DDTL Credit Agreement that provided for a delayed draw term loan facility (the “DDTL Credit Facility”) with commitments in the aggregate amount of $1.0 billion that was scheduled to mature on June 23, 2026. Proceeds of the DDTL Credit Facility were used to fund the New Home acquisition of Landsea and any remaining proceeds were available for general corporate purposes. On September 11, 2025, the DDTL Credit Agreement was terminated and all obligations thereunder were repaid in full.

During the third quarter of 2025, we strengthened our capital structure through two senior notes offerings:

•
On August 7, 2025, we issued $1.25 billion aggregate principal amount of 6.375% senior notes due 2030, using the net proceeds therefrom to repay $500 million principal amount outstanding under the DDTL Credit Facility and $450 million principal amount outstanding under the Revolving Credit Facility, and the remainder was used for general corporate purposes.
•
On September 11, 2025, we issued $750 million aggregate principal amount of 6.25% senior notes due 2032, using the net proceeds therefrom to repay the entire $500 million remaining principal amount outstanding under the DDTL Credit Facility, and related expenses. The remainder was used for general corporate purposes.

On October 10, 2025, Lennar exercised its registration rights pursuant to the Registration Rights Agreement and commenced an offer to exchange the approximately 20% of the total outstanding shares of Class A Common Stock of Millrose that it owned as of September 30, 2025 for outstanding shares of Lennar Class A common stock (the “Exchange Offer”). On November 26, 2025, Lennar announced the results of the Exchange Offer through which Lennar accepted an aggregate of 8,049,594 shares of Lennar Class A common stock in exchange for 33,298,754 shares of Class A Common Stock of Millrose. The Exchange Offer was completed on November 28, 2025. As a result, Lennar now owns a de minimis amount of Common Stock following the completion of the Exchange Offer.

For additional discussion, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Our Business

We provide an operational and capital solution for homebuilders and Land Development companies to enable the acquisition and development of entitled finished homesites. We operate through a comprehensive and proprietary suite of systems and procedures to operate and manage the acquisition, funding and development of entitled homesites on a large scale. We provide capital for development activities on our owned homesites, including the installation of all necessary infrastructure required to build homes, including drainage, sewage, water lines, roads, sidewalks, utility lines, grading, landscaping and, in certain cases, the construction of rental units, recreational facilities, common area elements and other amenities. This Land Development activity is referred to as Horizontal Development. We have also extended development to vertical construction and may continue to extend capital for construction on owned homesites.

Our homesite option platform accelerates homebuilders’ land-light strategies by providing unique access to uninterrupted capital through the continuous deployment and redeployment of takedown proceeds. Our comprehensive suite of systems allows us to acquire properties subject to option agreements with our counterparties, sell properties back to our counterparties as finished homesites are ready for home construction, and use the proceeds from such transactions to finance new acquisitions and development of properties. Unlike private-market, traditional land bank solutions, we continuously recycle our capital to fund land acquisition and development for our counterparties on a consistent basis, rather than returning takedown proceeds to our external investors and re-initiating the capital raising process. This perpetual self-funding recurring process provides us with the ability to generate cash that is then recycled back into future properties, even during periods of market downturn or periods of depressed market conditions.

For our services, we earn income on our homesites under option contracts through recurring option fees paid by our counterparties through the term of the applicable option contract. The total income recognized over the contract term is equal to the option fee under the contract. Once a purchase option is exercised, the homebuilder “takes down,” i.e., acquires, the homesite from us based on a pre-negotiated price equal to the sum of (i) the total land acquisition cost, and (ii) the predetermined budget that Millrose funds in connection with the development of the property. As fully developed homesites are taken down by a homebuilder, our net proceeds are then recycled into either (i) future land acquisitions for homebuilders, subject to new option and development agreements, or (ii) capital funding for development on our existing homesites.

While we are continuously receiving and redeploying capital, we are earning current income in the form of monthly option payments from our counterparties, generating cash yield for stockholders.

The following diagram illustrates the key steps in our homesite option platform which is designed to efficiently recycle capital:

Land Identified

- Land selected and vetted by homebuilder
- Millrose independent diligence

Land Purchased

- Millrose purchases land
- Homebuilder pays deposit and monthly option fee

Homesite Developed

- Millrose funds homebuilder land development into finished homesite

Homesite Delivered

- Homebuilder purchases homesites from Millrose

Proceeds Recycled

- Millrose recycles cash proceeds to fund acquisitions and land development

Illustrative Millrose Transaction

Millrose purchases land
Timeline
Homesite development
Homesite delivery
Millrose redeploys capital into new projects
Invested Capital
Millrose funds land development
Millrose receives takedown proceeds
Takedown proceeds = land purchase + development investment[1]
Income
Millrose receives recurring option payment on Invested Capital balance
Option payment charged on capital balance in each month

(1)
Land purchase net of deposit funded by builder.

Purchase Option on Homesite Assets

Pursuant to the option agreements, our counterparties have the right but not the obligation to purchase finished homesites at predetermined takedown prices and on predetermined takedown schedules. The option contracts, as supplemented by various exhibits or project addenda with respect to the respective properties, set forth the applicable terms and provisions relating to option deposits, monthly option payments, takedown schedules and takedown prices associated with each property.

Counterparty purchase options are issued by Millrose in consideration for the option deposits, which are payments required to be made by a counterparty to Millrose, pursuant to option agreements, in consideration for a purchase option with respect to Millrose's land assets. An option deposit may include (i) an initial deposit paid upon execution of the applicable option agreement and (ii) any additional deposit that may be required under the terms of such agreement, including amounts payable as a termination fee if the counterparty elects not to exercise its purchase option. The option deposit is non-refundable and becomes fully earned, due, and payable upon execution of the applicable agreement. The amount of any option deposit is generally calculated as a percentage of the purchase price for the applicable land assets, as specified in the relevant agreement.

Separately, Millrose receives monthly option payments designed to provide a recurring, cash-consistent income revenue base, supporting our goal of ensuring predictable cash distributions to stockholders.

Homesite Development

Pursuant to the option agreements, our counterparties are obligated to undertake Land Development on our homesite assets. Millrose owns the land assets, while the counterparty performs its work, and then (assuming the counterparty’s exercise of its purchase options) the finished homesites are purchased by the counterparty.

Our counterparties oversee and execute Land Development and provide related completion and cost guarantees to Millrose. Millrose is solely responsible for funding Land Development up to the predetermined budgets for each property as set forth in the relevant option agreement. If our counterparty undertakes home construction on the homesites prior to exercising its option, the cost of all home construction is borne by the counterparty and not Millrose. Our counterparties are responsible for all Land Development and any home construction on the homesite assets and for obtaining insurance to cover issues relating to Land Development and the construction of the homes, as well as general liability insurance for common third-party claims, such as slip-and-fall accidents, as described under “Part I, Item 2. Properties”. Neither Millrose nor any of its subsidiaries are responsible for maintaining any insurance with respect to the homesites or anything constructed on the homesites.

Exercise of the Option to Purchase Finished Homesites

Once the land is developed and homesites are finished, our counterparties exercise their options to purchase the homesites. As and when homesites are purchased, Millrose collects all pre-negotiated costs for land acquisition and development in the form of takedown payments as consideration for the purchase of finished homesites. The takedown price associated with each property is the sum of the acquisition price of the property that Millrose paid and the predetermined budget that Millrose has funded in connection with the development of the property.

In the majority of our option agreements, if the counterparty terminates, forfeits or otherwise fails to exercise its purchase option, the counterparty is subject to payment of a termination fee and forfeiture of its option deposit, and Millrose may sell the homesites to a third-party buyer. In addition, the majority of our homesite assets are subject, pursuant to Multi-Party Cross Agreements, to pooling arrangements to create cross-termination. Under these agreements, if the counterparty allows its option to expire with regard to a pooled property, it forfeits the option deposits for the entire pool and Millrose has the right, but not the obligation, to terminate the option on the other pooled assets. The pooling of communities is intended to allow us to use multiple properties as collateral for option agreements, thereby spreading the risk across various assets. In the event that one community underperforms or faces difficulties, counterparties would risk losing their option to purchase the other communities in the same pool if they tried to walk away from the underperforming community. This helps protect Millrose against counterparty decisions not to purchase particular properties that have declined in value by enabling Millrose to sell to third parties, free of counterparty purchase options, other properties in the pool that may have increased in value. Pooling arrangements are structured primarily for diversity across geographies, communities, and home types. As of December 31, 2025, 96% of our portfolio investment balance was pooled under these pooling arrangements.

The following diagram illustrates the key steps in our homesite option platform process with regard to our counterparties:

Land Purchase	Land Development	Homesite Acquisition
▪
Millrose through its subsidiaries, purchases and holds title to homesites. The Manager conducts an independent diligence assessment for each transaction in accordance with the Investment Guidelines, including financial, market, entitlement, and environmental reviews.
▪
At each new property closing, Millrose grants a counterparty purchase option to acquire the finished homesites at set prices and schedules.
▪
Such purchase options require counterparties to pay the option deposit, representing the counterparty’s commitment to the project.

▪
Counterparty undertakes and completes Land Development on each homesite pursuant to the applicable option agreement.
▪
Millrose pays for the costs of the Land Development as set forth in the applicable agreements.
▪
Counterparty is responsible for any cost overruns in excess of the maximum development cost agreed at closing. Counterparty is contractually obligated to complete development of land into finished homesites.
▪
At its election, a counterparty may commence or complete home construction on the homesites prior to purchase.

▪
Counterparty exercises its purchase option to acquire finished homesites at the prices and timing detailed in the applicable option contract.
▪
At counterparty’s request, Millrose may deliver the homesites to home buyers directly and will be indemnified by counterparty.
▪
Failure to acquire homesites as agreed results in (1) forfeiture of the option deposit, (2) loss of the right to acquire future homesites, (3) counterparty being required to complete the Land Development on the homesites even if not selling homes and (4) loss of the right to buy other homesites in the pool, where applicable.

Land Purchase	Land Development	Homesite Acquisition
▪ The majority of homesite assets are pooled pursuant to one or more option contracts.
Millrose is not responsible for funding any portion of the home construction on the homesite. Millrose also does not have the right to force counterparty to undertake or complete home construction on any homesite.
▪
For as long as counterparty maintains its purchase options with respect to any homesites, it is responsible for maintaining insurance coverage with respect to general liability,all Land Development and home construction on the homesites.
▪ Terminations of any purchase option with respect to any property may impact the entire pool in which the property sits if Millrose exercises its cross-termination rights.

Millrose's cash flow from land banking is derived from counterparties' payment of option deposits and monthly option payments, as well as the takedown price when they exercise their purchase option to acquire homesites from Millrose.

Development Loans

While our portfolio is mainly comprised of properties, we also, to a lesser extent, provide development loans which are secured by property intended for residential use. Our strategy is focused on originating loans secured by residential development projects that align with our Investment Guidelines and support stable, long-term income generation. We source transactions through existing relationships with homebuilders and developers and through ongoing market outreach. Each proposed loan undergoes an independent underwriting review, which includes an evaluation of the borrower’s financial strength, project feasibility, market conditions, projected absorption and pricing, collateral value, and expected loan performance.

We structure our loans with credit protections appropriate for the underlying project, which may include covenants, interest reserves, collateral security, and repayment features aligned with the development timeline. Following approval, our Manager actively monitors each loan, including borrower reporting, site inspections, construction progress, and draw requests to ensure compliance with loan terms.

Millrose earns interest income on the outstanding balance of development loans.

Our Objectives and Strategies

Capital Solution for Homebuilders of all Sizes

We envision a transformation in the landscape of land banking, and we are pioneering a self-funding capital vehicle focused on addressing key challenges prevalent in the land banking industry. Prior iterations of land banking were often associated with high cost of capital and a fragmented capital pool funded by private capital, which can be particularly unreliable in more volatile market environments.

In contrast, we believe we herald a new era in funding the acquisition and development of land by providing a permanent capital source, lower cost of capital than traditional alternatives, seamless execution with clear buy-box and due diligence template, and scale that are attractive to many homebuilders and developers.

As a capital recycling platform, our homesite option strategy is designed to perform across market cycles and to be resilient and dependable, and we believe it is poised to redefine the dynamics of land banking as an asset class.

Investment Objective

Our objective is to provide recurring accretive cash returns to our stockholders by providing homebuilders with a just-in-time homesite delivery system through our homesite option platform.

Portfolio Overview

As of December 31, 2025, our Real Estate Portfolio consisted of 142,139 homesites in 933 communities across 30 states. The following chart summarizes our vast and geographically diverse portfolio as of December 31, 2025:

Millrose's geographic footprint is spread throughout the United States in locations with strong demographics and growth potential

GEOGRAPHIC FOOTPRINT BY STATE

Top 10
Other

TOP 10 STATES BY ESTIMATED TAKEDOWN PROCEEDS (AS OF DECEMBER 31, 2025)

	State	Homesites	Takedown Proceeds ($B)	% of Total Proceeds
1	California	13,345	$ 3.4	21.1 %
2	Texas	37,548	2.9	18.2
3	Florida	20,526	1.9	12.1
4	South Carolina	9,554	1.0	6.4
5	North Carolina	5,227	0.8	4.9
6	Oklahoma	10,486	0.7	4.3
7	Maryland	4,578	0.6	3.6
8	Colorado	3,735	0.5	3.3
9	Arizona	4,483	0.5	3.2
10	Virgina	3,114	0.4	2.7
Top 10 Subtotal		**112,596**	**$ 12.8**	**79.8 %**
	Other	29,543	3.3	20.2 %
Total		**142,139**	**$ 16.1**	**100.0 %**

As of December 31, 2025, our estimated future takedown proceeds were $16.1 billion, which includes property acquisition costs and expected development spend for our communities held as of December 31, 2025.

For additional discussion of our portfolio, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Key Strategies and Risk Mitigation

We have a multipronged investment strategy designed to drive accretive earnings and cash flow growth:

•
In addition to our ongoing relationship with Lennar, we continue to strategically expand our counterparty base to other homebuilders, which generally pay higher option rates than Lennar pays under the Master Program Agreement.
•
Since the Spin-Off, we completed two larger transactions as a strategic partner in homebuilder mergers and acquisitions, including our acquisition of the Rausch homesites on February 10, 2025 and the acquisition of homesites in connection with New Home’s acquisition of Landsea on June 25, 2025.

We have a conservative leverage profile and financial policy, supported by ample liquidity:

•
We are committed to a conservative maximum leverage target of 33% debt to capitalization. Financing arrangements causing Millrose's debt to equity ratio limit to exceed 1:1 require Lennar’s approval under the Lennar Agreements.
•
We have a prudent approach to deploying capital amidst a continuously growing investment pipeline.
•
We seek to strengthen our capital structure through debt issuances with favorable rates. During the third quarter of 2025, we issued two tranches of senior notes totaling $2.0 billion, replacing short-term bridge capital with longer term debt at favorable rates.

We are carefully structured for resilience to housing market volatility. We are focused on mitigating risks inherent to land banking, such as duration risk, development cost risk, and development schedule risk pursuant to our Investment Guidelines and by following the operating principles below:

•
In most cases, assets consist of properties for which all discretionary approvals and entitlements have already been obtained, to allow Horizontal Development to begin soon after the acquisition of the land.
•
Counterparties pay a non-refundable deposit as consideration for the grant of the purchase option, which is retained by Millrose in the event of an option termination.
•
Construction agreements contain provisions designed to ensure that cost overruns on any Horizontal Development are guaranteed by the homebuilder.
•
We receive predictable, recurring option payments for the homebuilders to maintain the purchase options to buy back the contracted assets.
•
In most cases, assets are subject to pooling arrangements to create cross-termination triggers.

The duration of assets potentially constrains a traditional land bank’s capacity to fund its land banking portfolio effectively. Our homesite option platform adopts a proactive approach to portfolio construction, aligning cash inflows and outflows in an attempt to mitigate duration risk and support sustained financial stability. Additionally, Millrose seeks to address the possibility of entitlement delays, stemming from government approvals, by structuring deals Millrose believes have minimal approval risk, bolstered by stringent underwriting criteria and comprehensive due diligence processes.

Investment Guidelines

Our Manager acquires property under the following guidelines and conditions, which are set forth in the Management Agreement:

1.
Maintain geographic diversity so that no more than 40% of the total value of the Real Estate Portfolio is concentrated in a single state.
2.
Limit property assets with discretionary entitlements that create unnecessary risk to the projected takedown schedules.
3.
Ensure execution of construction agreement allocating responsibility to counterparty for completion of all sitework and guarantee of costs in excess of budget.
4.
Ensure execution of an option agreement on or prior to closing with a defined takedown schedule.
5.
Invest in property assets with a primary planned use as homesites for single-family detached and/or attached homes.
6.
Invest in property assets that are free from liens and encumbrances or material transfer restrictions and without pending moratoriums on building or development on the property; provided, however, that the real estate assets may be subject to Community Development Districts (CDDs), Mello-Roos Community Facilities Districts (CFDs) (California), Municipal Utility Development Districts (MUDDs) (Texas), or other special-purpose districts or special taxing districts used to finance public improvements and infrastructure.
7.
Invest in property assets for which there is a satisfactory environmental site assessment dated no earlier than 180 days prior to the date of acquisition of such property.
8.
Invest in property assets that allow builder rights to such assets to be assignable.
9.
No investment will be made that would cause Millrose to fail to qualify as a REIT.
10.
No investment will be made that would cause Millrose to register as an investment company under the Investment Company Act.
11.
Subject to the terms of the Allocation Policy and the requirements for maintaining Millrose’s qualification as a REIT, the Manager may invest as it deems appropriate any proceeds of future offerings by Millrose and cash from operations and capital transactions in excess of the amount required for the purchase of property assets.

The Management Agreement includes an Allocation Policy that governs the allocation of investment opportunities between Millrose and certain private funds managed by affiliates of Kennedy Lewis. Transactions directed to Millrose by Lennar or Other Counterparties who specifically request to land bank with Millrose, are allocated 100% to Millrose, provided Millrose has Available Capital (as defined in the Allocation Policy). Investment opportunities directly related to existing Kennedy Lewis land banking investments held by funds or vehicles other than Millrose, or from counterparties who request in writing not to engage with Millrose are allocated to certain Kennedy Lewis vehicles identified in the Allocation Policy. All other opportunities follow the Allocation Policy, subject to certain considerations to determine the most appropriate vehicle for the investment. When an opportunity is appropriate for both Millrose and the relevant Kennedy Lewis vehicles, it is allocated on a rotation basis, with Millrose alternating with the Kennedy Lewis vehicles to receive every other investment opportunity that is appropriate for Millrose. The Allocation Policy restricts Kennedy Lewis and its affiliates from raising funds or providing land banking or similar real estate funding for any entity other than Millrose or its subsidiaries without Board consent, subject to certain exceptions.

Our Manager ensures Millrose and its subsidiaries maintain sufficient cash reserves for liquidity, enabling timely capital deployment in response to market conditions. Subject to contractual obligations, the Manager also monitors and, where feasible, adjusts Millrose’s Real Estate Portfolio to align with our business model and investment objectives, supporting long-term growth and resilience.

Trends in Market Demand

We monitor housing market trends to inform our acquisition and diligence criteria, based on evolving consumer housing demand. Structural demand for new affordable housing in geographies with strong employment growth and migration trends continues to drive demand for homesites across many markets. Our approach includes analyzing demographic shifts, migration patterns, and regional growth indicators, as well as real-time home sale data. We adjust our diligence and underwriting strategies based on these insights to ensure that our homesite portfolio is well aligned with local housing demand.

Sources and Continued Availability of Homesites

We acquire homesites through partnerships with homebuilders and land developers in markets aligned with our underwriting criteria. Our sourcing process begins with deep operating relationships with our counterparties to serve their needs for homesites in high-demand regions, as they identify desirable parcels for single family residential development.

We maintain a diversified pipeline of homesites through strategic relationships with multiple builders and by leveraging data-driven tools, which inform our underwriting and acquisition approval process.

Continued Effort to Enhance Homesite Option Platform

Our homesite option platform is designed to provide counterparties with an efficient and reliable source of capital for optimally paced homesite acquisition. We continue to enhance the platform through team additions and technology improvements in order to better inform underwriting and diligence while serving our counterparties efficiently.

Competition

The land banking market is characterized by a competitive landscape shaped by various entities ranging from real estate developers to alternative investment asset managers. Our major competitors are some of the more significant participants in the market, each offering unique structures tailored to meet the expanding needs of homebuilders and land developers. As competition intensifies, innovative approaches and strategic acquisitions become essential for companies to maintain their competitive edge in this dynamic market environment.

Millrose operates in the residential housing finance space, which is generally occupied by residential mortgage REITs and other finance companies deriving revenue from interest income on financing mortgage or other finance arrangements. However, we believe Millrose’s focus on the residential marketplace is in a less competitive niche, competing with a select number of private investment funds and asset managers providing land banking to residential homebuilders. The trending shift of homebuilders towards an asset-light strategy and “just in time” operating model requires having access to a sophisticated perpetual financing partner to unlock enterprise value through more efficient capital investment. Further, high barriers to entry exist due to the operational and administrative requirements of the homesite option platform.

Millrose is unique in that it currently is the only publicly traded entity engaging in large-scale recycled capital funding of land acquisition and Land Development using our homesite option platform. Our homesite option platform provides greater certainty of available capital through continuous deployment and redeployment of takedown proceeds. Unlike private-market, traditional land bank solutions, we have access to capital to fund land acquisition and Horizontal Development for our counterparties on a consistent basis, as opposed to returning takedown proceeds to investors. Further, our vast and geographically diverse portfolio provides for a footprint in strong markets with positive demographics and growth potential. In addition, we believe that our partnership with our Manager provides a competitive advantage, due to its deep industry experience, proprietary technology, and vertically integrated servicing and asset support division.

Our Manager

We are externally managed by KL, an affiliate of Kennedy Lewis, an institutional alternative investment firm with assets under management in excess of $33.0 billion, including Millrose, as of December 31, 2025. Kennedy Lewis was founded in 2017 and is headquartered in New York City, with additional offices in Miami, Florida and Geneva, Switzerland, as well as an asset servicing arm with offices in Scottsdale, Arizona and Philadelphia, Pennsylvania.

Pursuant to the Management Agreement between Millrose and KL, the Manager, under the supervision of our Board, oversees Millrose's day-to-day operations, including acquisition, management and disposition of land assets, compliance with laws, regulations and public company requirements, operation of our homesite option platform, and ensuring compliance by Millrose with its responsibilities and obligations under the counterparty agreements. We have no separate facilities, and we have no employees. The Manager provides sufficiently experienced and qualified personnel to perform all services, including as executive officers of Millrose and its subsidiaries.

Millrose pays the Manager a quarterly Management Fee equal to 1.25% per annum (0.3125% per quarter) of Tangible Assets. Except for certain reimbursable expenses, all operating expenses incurred by Millrose and its subsidiaries in the ordinary course of business are paid for by the Manager and covered under the Management Fee.

The initial term of the Management Agreement is the period beginning on February 7, 2025 and ending on the third anniversary of such date, automatically renewing annually unless terminated or not renewed. Millrose may terminate the Management Agreement without cause subject to termination fees.

Kennedy Lewis Partnership is a Competitive Advantage

We believe the capabilities of Kennedy Lewis, including its vertically integrated servicing and asset management support division, serve to mitigate risk and add value to our investments. Our Manager’s proprietary technology platform enables us to perform fast, accurate due diligence, process a high volume of transactions, and manage assets across diverse geographies, driving smarter, more informed decisions in real time. Kennedy Lewis’s in-house land banking servicer includes professionals with deep industry experience working at national homebuilders, including Lennar, Hovnanian Enterprises, Inc., Beazer Homes USA Inc., Toll Brothers, Inc., and Woodbridge Builders Corp., as well as land banking platforms at DW Partners, LP and Blackstone Credit, the credit investment arm of The Blackstone Group. This dedicated team provides various value-add asset management services, including:

•
Asset monitoring: monitor pace of Land Development and community sales; provide ongoing market and project risk assessment, including home sale pricing and pace of sales; regular site visits.
•
Servicing: disbursements of capital for Land Development, sales of homesites to homebuilders and collection of monthly option payments.
•
Due diligence and transaction support: gather due diligence documents, coordinate closing documents, compile third-party research for analysis, and populate standard templates that drive financial models.

(1)
Assets Under Management (“AUM”) is based on most recent documented/approved calculations for clients of investment managers affiliated with Kennedy Lewis. AUM may be calculated based on different factors, which vary depending on the governing documents of the relevant fund. AUM for Millrose are included in this total and are based on the Company's gross assets as of December 31, 2025.
(2)
Personnel of Kennedy Lewis’s in-house land banking servicer are based in Scottsdale, Arizona and Philadelphia, Pennsylvania.

Our Counterparties

Our counterparties are U.S. based homebuilders and Land Development companies.

Master Program Agreement with Lennar

Our largest counterparty is Lennar, which initially contributed $5.5 billion in land assets, net of deposits, and $1.0 billion in cash, at the Spin-Off. These contributions on an unlevered basis allowed us to utilize option deposits and takedown proceeds to finance future acquisitions and Land Development without having to repay the value of the initial contribution. The majority of transactions with Lennar are covered under the Master Program Agreement. For the year ended December 31, 2025, our option fee revenues under the Master Program Agreement were $484.8 million, or 85% of our total annual option fee revenues. For the year ended December 31, 2025, our total option fee revenues from Lennar, which include option fee revenues under the Master Program Agreement and Lennar Related Ventures, were $501.5 million, or 88% of our total annual option fee revenues. For the same period, we funded $2.862 billion for land acquisition and development and received $3.168 billion in net takedown proceeds under the Master Program Agreement at a weighted average yield of 8.5%.

Agreements with Other Counterparties and Lennar Related Ventures

Since the Spin-Off, we have diversified our counterparty base and agreements. Our option contracts under Other Agreements include Other Counterparties and Lennar Related Ventures and are similar in terms and structure to those with Lennar under the Master Program Agreement, although Other Counterparties may not have the same rights and favorable rates as Lennar. We have and will continue to work with new counterparties as part of our efforts to expand and diversify our counterparty base. For the year ended December 31, 2025, our option fee income from counterparties outside of the Master Program Agreement was $86.1 million, or 15% of our total annual option fee revenues. For the year ended December 31, 2025, our total option fee revenues from Other Counterparties were $69.4 million, or 12% of our total annual option fee revenues. For the same period, we funded $2.623 billion for land acquisition and development and received $254.9 million in net takedown proceeds for Other Agreements during this period at a weighted average yield of 11%.

Operational Agreements with Lennar

Below is a summary of our key contractual relationships with Lennar:

Master Program Agreement

On the Distribution Date, Millrose and Lennar entered into the Master Program Agreement. The Master Program Agreement covers the assets transferred by Lennar to Millrose at the time of the Spin-Off as well as other future property assets to be acquired pursuant to the Master Option Agreement and related project addenda, Master Construction Agreement, and other related programmatic agreements with Lennar. The Master Program Agreement provides, among other things, that properties admitted to the program (“Admitted Properties”) will be grouped into pools to ensure geographic and product diversity. Lennar’s payment obligations are capped at $50 million per pool for Spin-Off assets and $25 million per pool for other Admitted Properties. The Master Program Agreement also provides for Lennar to act as a fee builder under certain conditions if purchase options expire. Millrose may extend the program to other residential development companies affiliated with Lennar, subject to predetermined criteria that the future property assets must meet as set forth in the Master Program Agreement, and capital availability.

The foregoing description of the Master Program Agreement is not complete and is qualified in its entirety by reference to the Master Program Agreement, a copy of which is attached to this Form 10-K as Exhibit 10.4 and is hereby incorporated by reference.

Master Option Agreement

At the time of the Spin-Off, Millrose entered into the Master Option Agreement with certain Lennar entities. Under this agreement, Millrose grants Lennar exclusive options to acquire homesites on Admitted Properties pursuant to project-specific addenda and takedown schedules. The option term begins upon satisfaction of specified conditions, including delivery of deposits and execution of a project addendum, and ends on the final takedown date unless extended or paused under certain circumstances. Lennar may extend acquisition dates, accelerate takedowns, or elect bulk purchases subject to defined limits. The agreement also permits temporary pause periods of up to six months each in response to significant market declines or public health emergencies, during which deadlines are extended and option payments are reduced. In consideration for these options, Lennar makes initial deposits, monthly option payments based on invested capital and an applicable rate, and additional deposits or expenses as specified in the Master Option Agreement.

The foregoing description of the Master Option Agreement is not complete and is qualified in its entirety by reference to the Master Option Agreement, a copy of which is attached to this Form 10-K as Exhibit 10.5 and is hereby incorporated by reference.

Master Construction Agreement

On the Distribution Date, Millrose entered into the Master Construction Agreement with Lennar. This agreement governs Lennar’s obligation to perform Horizontal Development work, including roads, utilities, drainage, and common area improvements. Lennar is responsible for construction methods and coordination and must use commercially reasonable efforts to meet completion dates set forth in the applicable project addenda. Millrose reimburses actual costs up to agreed budgets, while Lennar bears responsibility for cost overruns unless otherwise determined by a consultant. Progress payments are made based on approved applications, with final payment contingent on completion, inspections, lien releases, and other documentation. The Master Construction Agreement includes remedies for nonpayment by Millrose, including offset rights, lien enforcement, and termination provisions and for Lennar’s breach of the Master Construction Agreement, including the deduction of costs and enforcement rights.

The foregoing description of the Master Construction Agreement is not complete and is qualified in its entirety by reference to the Master Construction Agreement, a copy of which is attached to this Form 10-K as Exhibit 10.6 and is hereby incorporated by reference.

Multiparty Cross Agreement

On the Distribution Date, Millrose and Lennar entered into Multiparty Cross Agreements in connection with property pools established under the Master Program, Master Option, and Master Construction Agreement. These Multiparty Cross Agreements provide cross-termination rights within each pool of Admitted Properties. If a purchase option for a pool property pursuant to the Multiparty Cross Agreement is terminated (other than due to Millrose’s default), the applicable Millrose party may terminate options for other properties in the same pool and recover termination fees. Defaults under the Master Option Agreement are generally limited to the affected property and do not trigger defaults for other pool properties. In certain cases, a Lennar party may cure a default by electing a bulk purchase of the affected property without being required to purchase other pool properties, which nullifies previously exercised cross-termination rights.

The foregoing description of the Multiparty Cross Agreements is not complete and is qualified in its entirety by reference to the form of Multiparty Cross Agreement, a copy of which is attached to this Form 10-K as Exhibit 10.7 and is hereby incorporated by reference.

Payment and Performance Guaranty

On the Distribution Date, Millrose and Lennar entered into a Payment and Performance Guaranty in favor of Millrose and its affiliates, pursuant to which Lennar irrevocably and unconditionally guarantees (i) the timely payment of all obligations of its divisions and subsidiaries under the Master Program and Master Option Agreements and (ii) the payment and performance of construction obligations under the Master Construction Agreement. If such obligations are not met, Lennar must satisfy payment or performance upon written demand. The

Guaranty is absolute, continuing, and survives termination of the related agreements until all guaranteed obligations are fully paid and performed.

The foregoing description of the Guaranty is not complete and is qualified in its entirety by reference to the Guaranty, a copy of which is attached to this Form 10-K as Exhibit 10.8 and is hereby incorporated by reference.

Founder’s Right Agreement

On the Distribution Date, Millrose entered into the Founder’s Rights Agreement with certain Lennar entities. This agreement grants Lennar exclusive rights and benefits that cannot be extended to other parties without Lennar’s consent. Until the occurrence of a Sunset Threshold Event (defined as Lennar’s contributed cash and capital assets falling below 10% of Millrose’s total assets for six consecutive months) Lennar retains consent rights over the selection of any replacement manager or execution of a successor management agreement if the current Management Agreement with KL is terminated or assigned in violation of its terms. Lennar also holds management succession consent rights in the event of a Management Change of Control.

The agreement further provides Lennar with additional rights, including:

•
Effective Equity Price Protection Right: If Millrose issues equity within 18 months of the Distribution Date in exchange for future property assets at a price per share lower than Lennar’s initial contribution price, Lennar stockholders will receive additional shares to equalize pricing.
•
Capital Priority Right: An evergreen right allowing Lennar to reserve Millrose’s capital for homesite option platform transactions and related development activities during designated reservation periods.
•
Enforcement Right: If Millrose fails to convey homesites as required pursuant to the applicable purchase option, Lennar may compel conveyance and suspend monthly option payments.
•
Applicable Rate Adjustment Right: If Millrose offers lower option rates to Other Counterparties, Lennar may adjust its rates for land assets acquired in the future.
•
Pause Period Designation Right: Lennar may unilaterally pause takedown and construction deadlines for up to six months, subject to certain conditions.
•
Debt-to-Equity Ratio Limit and Secured Financing Collateral Consent Rights: Millrose cannot exceed a 1:1 debt-to-equity ratio until the occurrence of a Sunset Threshold Event or pledge properties subject to Lennar’s purchase rights without Lennar’s consent.

The foregoing description of the Founder’s Rights Agreement is not complete and is qualified in its entirety by reference to the Founder’s Rights Agreement, a copy of which is attached to this Form 10-K as Exhibit 10.2 and is hereby incorporated by reference.

Human Capital Management

As of December 31, 2025, Millrose had no employees. Our day-to-day operations are managed by our Manager. Our executive officers serve as officers of our Manager and are employed by an affiliate of our Manager. For a description of the Manager’s responsibilities, please see “—Our Manager”.

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

Environmental laws and regulations are under constant review for amendment or expansion, and some have been amended to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our counterparties' operations and development activities, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay would reduce our ability to make distributions.

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

Seasonality

For a discussion of the seasonality of our business, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Effects of Inflation and Seasonality—Seasonality.”

Available Information

Our website is www.millroseproperties.com. We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. Our filings with the SEC are also available to the public from commercial document retrieval services and at the SEC’s website at http://www.sec.gov.

Our Class A Common Stock is listed and traded on the New York Stock Exchange under the symbol “MRP.” Our reports, proxy statements and other information filed with the SEC can also be inspected and copied at the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

We also make available on our website all of the documents (including any amendments thereto) that we file or furnish with the SEC, free of charge, as soon as reasonably practicable after we electronically file such material with the SEC. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board

are also available on our website and in print free of charge to any stockholder who requests them. Requests should be sent by mail to our corporate secretary at our executive office at 600 Brickell Avenue, Suite 1400 Miami, Florida 33131. Information contained on our website is not incorporated by reference into this Form 10-K. We intend to disclose on our website any amendments or waivers to our Code of Business Conduct and Ethics that are required to be disclosed pursuant to Item 5.05 of Form 8-K.

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

RISK FACTORS

Risks Related to Our Business Model and Investment in a Recently Formed Entity

We are a recently formed company with limited operating history, and you have a limited basis on which to evaluate our ability to achieve our business objectives or to perform as a standalone and separate business.

Millrose was incorporated as a Maryland corporation on March 19, 2024 and its Class A Common Stock was listed on the NYSE on February 7, 2025 at the time of the Spin-Off from Lennar. Because we have limited operating history as an independent public company, you have a limited basis upon which to evaluate our ability to achieve our business objectives and perform as a standalone and separate business. The financial information included in this Form 10-K for the periods prior to the Spin-Off do not reflect the financial condition, results of operations or cash flows that we probably would have achieved as a separate, publicly-traded company during the pre-Spin-Off periods, or those that we are likely achieve in the future. The financial information of the Predecessor Millrose Business prior to the Spin-Off also does not reflect the additional costs required to operate as a publicly traded company and maintain compliance with all applicable laws and regulations to which publicly traded companies are subject.

If we fail to achieve our business objectives, we will generate limited operating revenues which may not allow us to perform and grow as a standalone business. Factors that could materially and adversely impact our results may include, but are not limited to, the following:

•
The Spin-Off did not include the carryover of any existing operations, personnel or other infrastructure. We do not benefit from administrative and support services from Lennar and instead rely on the Manager pursuant to the terms of the Management Agreement. As such, our business, operations, facilities, personnel, infrastructure, systems and other resources are all recently formed and wholly separate from and not comparable to those of Lennar, except with respect to the services provided by Lennar pursuant to the Master Program Agreement.
•
We have incurred and will continue to incur increased expenses as a recently formed, independent public company, which have been paid and will be paid for by our Manager as part of the Manager’s responsibilities (such expenses are covered by the Management Fee and are not separately reimbursed by us to our Manager), except as described under “Part I, Item 1. Business —Our Manager.”
•
Since the Spin-Off, our primary business and source of revenues have been and will continue to be from Lennar pursuant to the Lennar Agreements. While Millrose has acquired other homebuilders as new counterparties, there is no guarantee that Millrose will continue to be successful in negotiating agreements with additional counterparties. Millrose expects that future arrangements will be similar to its current arrangements with counterparties, but there is no certainty that Millrose will be able to successfully negotiate for substantially all of the same terms it has in the current counterparty agreements, including with respect to pooling.
•
In addition to our existing debt obligations under the Revolving Credit Facility, 2030 Notes, and 2032 Notes, we may pursue additional debt financing to support our business growth initiatives. However, there can be no assurance that such financing will be obtained or will be sufficient to cover all of our planned initiatives. Additionally, our ability to obtain additional debt financing is subject to the Debt-to-Equity Ratio Limit, which may restrict the level of financing we can obtain.
•
Lennar, as the original parent company of Millrose and the initial contributor of assets transferred to Millrose in connection with the Spin-Off, has certain Founder’s Rights, which are exclusive to Lennar, including the Management Succession Consent Right, the Effective Equity Price Protection Right, the Enforcement Rights, the Applicable Rate Adjustment Right, the Capital Priority Right, the Secured Financing Collateral Consent Right, and the Pause Period Designation Right, among others. As such, Lennar may have influence over certain corporate matters, which may deter potential investors from investing in Millrose and may deter potential counterparties other than Lennar or Lennar Related Ventures from doing business with Millrose. Additionally, Lennar’s Capital Priority Right limits the amount of capital Millrose has available for transactions with counterparties other than Lennar or Lennar Related Ventures, which may make it difficult to provide our homesite option platform to such counterparties. For additional information regarding Lennar’s rights, see “Part I, Item 1. Business—Operational Agreements with Lennar—Founder’s Rights Agreement.”
•
The Lennar Agreements do not have an expiration date; however, Lennar is not obligated to enter into future transactions with Millrose or provide any new business opportunities to Millrose, including referrals of Lennar Related Ventures. While the Lennar Agreements contemplate an ongoing business relationship and grant Lennar a Capital Priority Right, they do not provide us with exclusivity, rights of first refusal, first look, or other priorities for future opportunities. As a result, Lennar may choose not to offer us additional business for any reason, including utilizing traditional land banking arrangements, engaging other providers, or determining that the terms of the Lennar Agreements are not competitive. Additionally, Lennar’s existing land banking relationships with other providers could limit the number of opportunities available to us with respect to future property assets.
•
We or the Manager have made investments to outsource from other providers certain facilities, systems, infrastructure and third-party consultants and experts outside of our Manager. If the cost of these investments exceeds the Management Fee, our Manager may seek to renegotiate the Management Agreement.
•
KL may decide to execute on different business strategies and make business decisions different than those made in the past, which may lead to outcomes that do not achieve anticipated objectives and may adversely affect our financial performance.
•
We have a limited history of operating our homesite option platform. Our ability to grow depends on being a preferred partner with our counterparties for funding land acquisition and development, as well as securing additional counterparty agreements. If we are unable to achieve these objectives, our growth prospects could be adversely affected.

Other significant changes may occur in our cost structure, management, financing and business operations as a result of our status as a recently independent company.

The Rausch Transaction included properties outside of the geographies in which Lennar has historically operated, and property values in those geographies may be different from those in which Lennar has operated.

The homesites that we acquired from Rausch are located in some U.S. geographies where Lennar had not historically operated prior to the Rausch Transaction. The differences in geographies may impact Lennar’s decision-making with respect to its purchase option exercises, which could be different from how they determine their purchase option exercises for the homesites transferred by Lennar to us in the Spin-Off or those in markets where Lennar traditionally operates. Such differences could affect our business, operations and financial condition in ways that are difficult to predict.

We are subject to risks associated with having a highly concentrated portfolio.

Our business consists primarily of owning and selling assets in connection with providing our homesite option platform to Lennar and Other Counterparties. Lennar is currently our largest counterparty and our business was initially formed to engage in land bank transactions with Lennar as well as potential Lennar Related Ventures and Other Counterparties. We do not currently intend to diversify our business operations beyond growing our homesite option platform and continuing to provide development loans to our developers. Risks associated with a highly concentrated portfolio include, but are not limited to, the following:

•
Although we have diversified our counterparty base since the Spin-Off and intend to continue doing so, there is no assurance that we will successfully attract or retain additional counterparties in the near term. Even as we attract new counterparties, the scope of our business operations will likely be limited to providing the homesite option platform and providing development loans.
•
Our Real Estate Portfolio is concentrated in three states (California, Florida and Texas), with a substantial portion located in Florida and Texas. This geographic concentration may increase our exposure to market fluctuations and environmental risks, as discussed elsewhere in this “Risk Factors” section.
•
There can be no assurance that we will not experience defaults or terminations under the Lennar Agreements. Because our portfolio is highly concentrated with Lennar, any factors that negatively affect

Lennar’s operations or capital resources could have a significant adverse impact on our business, financial condition, or results of operations, as discussed elsewhere in this “Risk Factors” section.
•
Under the Lennar Agreements, Millrose may not enter into third-party financing arrangements that would cause the combined debt-to-equity ratio of Millrose and its affiliates to exceed 1:1 without Lennar’s prior approval. This restriction may limit our ability to provide funding to counterparties who prefer to structure their relationships with us through debt issuances.
•
Maintaining land assets is costly and exposes us to significant risks. Because we do not intend to diversify beyond the homesite option platform and similar operations, we cannot offset these risks through other business lines. If the costs associated with maintaining land assets exceed the capital resources available to us, our ability to sustain our business could be adversely affected.

Our recycled capital business model is contingent on our counterparties electing to exercise their land purchase options.

The continued sustainability of Millrose’s recycled capital business model, which is intended to generally provide Millrose with reliable, consistent and uninterrupted access to capital, is contingent on our counterparties electing to exercise their land purchase options. However, our counterparties are under no obligation to exercise their land purchase options and purchase the homesites, and they may decline to exercise them in the event of a significant downturn in the market. If a counterparty forfeits or terminates their land purchase options, we can request that they build homes on our behalf on the forfeited homesite (which request they cannot unreasonably deny) and we may attempt to sell such completed homesites to third parties. However, there is no guarantee we would be able to achieve such sales. Construction and the subsequent resale to third parties requires additional time and cost to Millrose, including hiring personnel and providing the capital to build the homes, which would be borne by us. The price for which we can sell homes to third parties may be significantly less than the amounts of our investments.

Our agreements with Lennar involve conflicts of interest, and we might have received better terms from unaffiliated third parties than the terms we received in these agreements.

We entered into the Lennar Agreements and Management Agreement simultaneous with the Spin-Off from Lennar. These agreements were prepared at Lennar’s direction, in consultation with its strategic advisor, Kennedy Lewis. Because Lennar’s and Millrose’s interests may have differed when these agreements were negotiated, the agreements may not have fully reflected Millrose’s best interests. Risks associated with conflicts of interest in our agreements with Lennar include, but are not limited to, the following:

•
Because we lacked independent management prior to the Spin-Off, the agreements we entered into were not negotiated at arm’s length, and we did not independently confirm that their terms were consistent with market standards. As a result, the terms of these agreements may be more favorable to Lennar than if Lennar had negotiated with an unaffiliated third party, and we cannot assure you that they are as favorable to Millrose as would have resulted from arm’s-length negotiations.
•
Certain Lennar Agreements, including the Founder’s Right Agreement, include rights exclusive to Lennar that we cannot offer to Other Counterparties, which may reduce our negotiating leverage with Other Counterparties. These rights may not align with the interests of our stockholders now that we are a publicly traded company and may differ from terms (and Bylaws provisions) that we could have obtained through arm’s-length negotiations with unaffiliated third parties. As a result, these rights could limit our flexibility, deter potential investors and counterparties, and adversely affect the market price of our Class A Common Stock and in turn the value of our Class B Common Stock.
•
Certain terms in the Lennar Agreements may hinder our ability to expand our business, attract new counterparties to use our homesite option platform, or negotiate competitive terms with counterparties other than Lennar.
•
Some terms in the Lennar Agreements make it difficult for us to amend them without significant cost and effort, and without obtaining Lennar’s written consent. We cannot assure you that we will be able to renegotiate, amend, or terminate any agreements, or specific provisions, that we consider unfavorable or adverse to our interests. Our continued obligations under these agreements could materially and adversely affect our business, growth opportunities, financial condition, and results of operations.
•
Certain of the rights granted to Lennar in the Founder’s Rights Agreement are exclusive to Lennar, which will require our Board to enforce such rights.

•
Assets acquired from Lennar in connection with the Spin-Off, in the Rausch Transaction, and all other land assets acquired under the Lennar Agreements were placed into pools under certain Multiparty Cross Agreements. Future property assets acquired under the Lennar Agreements will also be pooled under additional Multiparty Cross Agreements (or added to existing Multiparty Cross Agreements). These pools were structured primarily for diversity across geographies, communities, and home types, but the selection and pooling decisions were made solely by Lennar, with input from Kennedy Lewis, before we had independent management. As a result, the criteria used may not reflect standard market practices, and we cannot assure you that the composition of these pools will be favorable to us. If assets within a pool are negatively affected by market or operational factors, the value of all assets in that pool could decline at the same time. Although pooling is intended to follow broad diversification principles, Lennar retains substantial discretion in selecting pool properties and setting pool terms. We may have limited ability to negotiate pooling conditions with Lennar or Lennar Related Ventures, and we may not be able to negotiate pooling terms at all with Other Counterparties.

Any exercise by Lennar of its Enforcement Rights pursuant to the Founder’s Rights Agreement may severely negatively impact our business operations and financial condition.

If we refuse to sell homesites to Lennar after it exercises a purchase option, Lennar has an Enforcement Right by which it can compel us to sell and, if we fail to comply within a ten-day cure period, Lennar may immediately stop all monthly option payments on all properties covered by the Lennar Agreements without penalty or breach. This could significantly reduce our cash flow and jeopardize our ability to maintain working capital and make required distributions to qualify as a REIT. Even if we dispute Lennar’s right to purchase based on pooling cross-termination provisions, we must still sell the homesites and then pursue litigation to recover losses. Such litigation could be costly, time-consuming, and may not be economically viable. As a result, these Enforcement Rights create strong financial pressure to comply with Lennar’s option exercises even when we believe we are not legally obligated, which could materially and adversely affect our operations and liquidity.

In any dispute with Lennar over the exercise of purchase options, the terms of the Lennar Agreements would require us to give up the assets or perform the obligation before the dispute is resolved, and then pursue time-consuming and costly litigation to recover losses (or, if we decide not to pursue litigation, to absorb the costs). These Enforcement Rights make it very expensive and burdensome to refuse option exercises, creating strong financial pressure to honor option exercises even when we believe we are not legally obligated to do so.

If a dispute is litigated and resolved in Lennar’s favor, the Enforcement Rights and related payments would be in addition to any court-awarded damages, increasing the risk of a material adverse impact on our financial condition. If a dispute is resolved in our favor, the payments provided under the Enforcement Rights may not fully compensate us for our actual losses, even when combined with any damages awarded by the court. As a result, any exercise of Lennar’s Enforcement Rights under the Founder’s Rights Agreement could severely and adversely affect our business, operations, financial condition, and our ability to enforce the terms of our agreements with Lennar.

We have not obtained independent appraisals or fairness opinions as to the value of our real estate assets, including those acquired in the Spin-Off from Lennar and in the Rausch Transaction.

We have not obtained independent appraisals or valuations for our real estate assets, including the assets acquired in the Spin-Off and the Rausch Transaction. As a result, we cannot assure you that the values assigned to our real estate assets are accurate. In addition, any appraisals we obtain in the future may be overstated, and market values could decline. We relied on Lennar for the value of our total assets acquired in the Spin-Off, which were conveyed to us in their then current condition. We rely on our counterparties for information regarding the homesites we acquire, which are subject to change as counterparties provide different or additional information as part of the acquisition process and during the period we own the homesites.

We have not obtained environmental reports on all of our real estate assets, and we rely upon our counterparties for certain information regarding the homesites.

We have not obtained Phase I or similar environmental reports from independent consultants for our real estate assets, including those acquired in the Spin-Off from Lennar and in the Rausch Transaction. Going forward, we expect to obtain Phase I and similar environmental reports for newly acquired real estate assets, although we may not do so in all cases. Lennar subsidiaries provided certain representations and warranties regarding title and environmental condition for assets acquired in the Spin-Off, and Lennar agreed to indemnify us for the assets acquired in the Rausch Transaction. While we obtain certain representations and warranties from sellers at acquisition, we cannot assure you that material environmental conditions do not exist on any of our land assets. Similarly, we cannot assure you that representations and warranties provided in connection with future acquisitions under agreements with our counterparties will protect us from liability or risk exposure if title or environmental issues arise. Any such issues could result in significant remediation costs and have a material adverse effect on our business, financial condition, and results of operations.

Ownership of real estate assets is subject to environmental risks and liabilities, which may not be covered by the representations and warranties and indemnities provided to us in the counterparty agreements.

Ownership of land and other real estate assets exposes us to environmental risks and liabilities that may not be fully covered by representations, warranties, or indemnities under our counterparty agreements. Although some properties in our portfolio have environmental approvals and permits, we may still incur substantial costs and liabilities for environmental matters. Representations and warranties provided by homebuilders, including Lennar, generally cover only known conditions at the time of the applicable agreement. We remain responsible for any newly discovered issues or conditions missed during prior reviews. We cannot assure you that properties we acquire will be fully entitled or have all required approvals and permits. If we cannot negotiate to shift liability to counterparties, we will likely bear these risks.

Under various laws, property owners may be required to investigate, clean up, and remove hazardous substances and may be held liable for property damage or personal injuries caused by such substances. We could also be liable to government agencies or third parties for costs and damages they incur in connection with hazardous substances. These costs can be substantial and difficult to estimate due to uncertainties about contamination, remediation methods, local regulations, and timing. In addition, environmental laws impose ongoing operational, maintenance, and reporting requirements that may require significant compliance costs. Any remediation or compliance actions could materially and adversely affect our business, financial condition, and results of operations.

We are subject to a wide range of general and industry-specific laws and regulations relating to the protection of the environment which require compliance that can be burdensome and expensive.

We are subject to numerous general and industry-specific environmental laws and regulations, including those governing silvicultural activities, pesticide and herbicide use, harvesting, road building, endangered species protection, stormwater and surface water management, air emissions, contaminated site cleanup, health and safety, and building codes. Although certain homebuilders provide representations and warranties regarding title and environmental condition, these provisions my not fully protect us. If counterparty agreements do not adequately shift liability risk, we may incur significant expenditures to comply with applicable environmental laws and regulations. We cannot assure you that we will receive similar (or any) representations and warranties from future counterparties.

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

We may be subject to conservation laws and regulations that restrict activities affecting protected species or their habitats. Although permits and approvals are in place or will be obtained for current construction sites, new laws could designate additional species as protected, or previously undiscovered protected species could be found on our properties. Future regulations, such as increased biodiversity mandates, expanded wildlife habitats, or stricter enforcement of endangered species rules, could limit development on our properties and adversely affect our business, financial condition, and results of operations. We cannot assure you that permits and approvals will be in place for any properties we acquire in the future.

Our counterparties’ obligation to undertake Land Development on our land assets may negatively impact our business.

Under our counterparty agreements, our counterparties are obligated to complete Horizontal Development, which excludes home construction, and may choose, but are not required, to undertake home construction after the

Horizontal Development is completed. We have also, in certain circumstances, extended development to Vertical Development on certain owned homesites. Pursuant to the counterparty agreements, Millrose provides capital for land within predetermined budgets but does not perform development activities itself. All construction work is carried out by counterparties and their third-party contractors. Risks associated with our counterparties construction activities include, but are not limited to, the following:

•
Predetermined development budgets do not cover liabilities arising from construction, and construction activity could result in environmental consequences that we may be required to remediate, which could significantly reduce our available cash and adversely affect our business, financial condition, and results of operations.
•
While Lennar completed Phase I environmental reports for the assets we acquired in the Spin-Off and may have defenses under the All Appropriate Inquiries process, we do not have similar protections and could face significant environmental liabilities which could result in significant adverse impacts to our business, financial condition or results of operations.
•
The indemnities provided by our counterparties may not be sufficient to cover every liability that may be incurred. Additionally, we could be held jointly and severally liable for environmental issues, and the value of any indemnity depends on our counterparty’s creditworthiness. We cannot assure you that we will be able to negotiate similar indemnities with future counterparties.
•
Notwithstanding our counterparty’s work, our counterparties could decide at any time not to continue or complete Land Development or home construction they have started. While the counterparty construction agreements are guaranteed by our counterparties and require specific performance for Land Development, the counterparty agreements do not obligate them to complete home construction. As a result, we would have no remedies or monetary penalties if our counterparties stop home construction.
•
If our counterparties default or do not exercise their purchase option on homesites with unfinished home construction, it may be difficult to sell those homesites to other buyers, who may be unwilling or unable to complete the work. If the partially completed construction must be removed before a sale, we could incur significant additional costs that we may not have the financial capacity to cover, which could adversely affect our operations and limit our ability to maintain sufficient capital reserves for future property asset acquisitions.

If we or our major counterparties, including Lennar, enter into bankruptcy, the counterparty agreements may be unenforceable.

If we or any of our major counterparties, including Lennar, enter into bankruptcy, key agreements such as the Master Program Agreement or the Master Option Agreement may become unenforceable. In the event of a bankruptcy filing, whether voluntary or involuntary, these agreements could be recharacterized as secured financing arrangements, leases, or executory contracts and may be amended or rejected by the bankruptcy court. Because our business model relies heavily on purchase options and interest payments under these agreements, we may be unable to generate operating revenues if they are terminated or modified.

Given the significance of our agreements with Lennar to our operations, if Lennar entered into bankruptcy it would likely have a severe adverse impact on our business and could force us into bankruptcy unless we are able to quickly establish relationships with other Lennar Related Ventures or additional counterparties. Similarly, the bankruptcy of any other major counterparty could materially and adversely affect our liquidity, growth prospects, and financial condition.

If we cannot continue to enter into new counterparty agreements, which may be limited by the Capital Priority Right, our business and sources of income could be materially and adversely affected.

Our primary land assets were acquired under the Lennar Agreements, which have short cash conversion cycles. Since the Spin-Off, we have also entered into agreements with Lennar Related Ventures and Other Counterparties with similar short cycles. While these arrangements provide regular cash inflows through monthly option payments and takedown payments, these inflows may decline or cease once the assets under our current counterparty agreements are fully sold. If our current counterparties do not offer us additional business and we cannot secure new agreements with Other Counterparties, our sources of income could be significantly reduced. Several factors could limit our ability to maintain or grow our business, including:

•
Although we have been offered and expect to be offered additional transactions from Lennar, there is no certainty as to when, how often, or to what extent this will occur. The Lennar Agreements do not obligate Lennar to provide future business, and they do not grant us exclusivity, rights of first refusal, or priority rights for new opportunities. While the Lennar Agreements include a Capital Priority Right and contemplate an ongoing business relationship whereby we would provide our homesite option platform for future property assets acquired under those agreements, this provision does not guarantee any future transactions. Lennar could choose not to offer us additional business for any reason, including using traditional land banks or other financing structures, or if our terms are not competitive.
•
Other Counterparties are under no obligation to continue doing business with us beyond their existing agreements. If we cannot secure new transactions with Other Counterparties, our ability to maintain cash flow, fund operations, and pursue growth opportunities could be materially and adversely affected.
•
Lennar may refer Lennar Related Ventures to us, and we are obligated to enter into homesite option platform agreements with them on terms substantially similar to those in the Lennar Agreements if they meet the requirements specified therein. However, Lennar is under no obligation to make such referrals, and we cannot guarantee that we will contract with any Lennar Related Ventures beyond those we are required to accept.
•
Under the Management Agreement, our Manager is responsible for sourcing, evaluating, and negotiating with potential counterparties who may wish to engage Millrose for the homesite option platform. However, Lennar’s Capital Priority Right and Founder’s Rights may limit our ability to attract Other Counterparties, as these rights are reserved exclusively for Lennar and will not be offered to Other Counterparties.
•
Our Manager may face limitations in negotiating competitive fee structures with Other Counterparties because Lennar has the right to adjust its monthly option payment rate for future proposed projects to match any lower rate we agree to with a non-Lennar counterparty. This could restrict our ability to offer flexible pricing and remain competitive.
•
Many of our competitors in the traditional land banking market have longer operating histories, established reputations, and significant market presence. By contrast, we are a recently formed company with a limited operating history and brand recognition. Although our Manager has extensive experience managing land banking entities, we cannot assure you that the market will attribute credibility to Millrose solely because of our Manager’s experience.
•
New business opportunities may not be exclusive to Millrose and are subject our Manager’s Allocation Policy. See “Part I, Item 1. Business—Our Objectives and Strategies—Investment Guidelines” for more information.

Should Lennar not provide additional transactions and we fail to secure new counterparties, we could lose a substantial source of revenue and income. Moreover, if we cannot attract new counterparties on acceptable terms, or if negotiated terms are unfavorable or expose us to significant risks, our business, financial condition, and results of operations could be materially and adversely affected.

Declines in the market value of our Real Estate Portfolio could materially and adversely affect our business, financial condition, and result of operations.

The market value of land assets can fluctuate significantly due to changing economic and housing market conditions. Land assets are generally valued in the market using different metrics than those used to value homesites, and inventory risk can be substantial. Declines in land values or homesite demand may require us to write down the value of our assets under GAAP, and such write-downs could be material.

Several factors could contribute to this risk, including:

•
Land values can decline due to changes in supply and demand for homesites, existing housing inventory, and overall market conditions. Inventory carrying costs can be significant and may result in losses in poorly performing communities or markets.
•
Under the Lennar Agreements, Lennar may suspend development and reduce monthly option payments during specified pause periods triggered by market conditions. For example, Lennar may pause its Horizontal Development and option windows for two periods of up to six months and reduce its monthly option payment rate to 50% of the applicable rate. Similar provisions in other counterparty agreements could also delay takedowns and reduce cash inflows. See “Part I, Item 1. Business—Operational Agreements with Lennar—Master Option Agreement.”
•
If homebuilders fail to exercise or terminate purchase options, we could lose anticipated monthly option payments and takedown proceeds. Pooling and cross-termination provisions may not provide sufficient incentive for builders to maintain commitments, and exceptions apply. As a result, we may be forced to hold land assets for extended periods without a buyer or sell them at prices below the original option terms, which could materially and adversely affect our business, financial condition, and results of operations.

Any of these factors could materially and adversely affect our business, financial condition, and results of operations.

Past performance by the management team, who are employees of Kennedy Lewis and their respective affiliates, may not be indicative of our future performance.

KL acts as our Manager and is responsible for employing all management, employees, and other personnel, and for overseeing all business operations. KL is an affiliate and wholly owned subsidiary of Kennedy Lewis, which has extensive experience in the land banking industry. However, our business differs from the investment funds, accounts, and other vehicles historically managed by Kennedy Lewis or its affiliates in terms of targeted assets, geographic focus, regulatory structure, investment strategy, and objectives.

Further, Kennedy Lewis has no experience managing a public company. While KL’s management team has experience managing Millrose and other land banking entities, past performance of KL, Kennedy Lewis, Lennar, or any related affiliates is not a guarantee of future results. There can be no assurance that we will achieve results comparable to other entities managed by Kennedy Lewis. Our business returns could be substantially lower than returns achieved by Kennedy Lewis or its affiliates in prior periods, and those results may have been achieved under market conditions that may not recur.

You should not rely on the historical performance of KL’s management team, Kennedy Lewis, or businesses associated with them as indicative of our future performance or the returns we will, or are likely to, generate going forward.

If we are not able to raise additional capital to fund our operations, or if we cannot access capital on attractive terms, we may not always have sufficient funding to maintain our operations.

We rely on external financing to fund operations for our homesite option platform, manage cash needs, reduce drag on returns, and pursue growth initiatives. While we have access to the Revolving Credit Facility and proceeds from the 2030 Notes and 2032 Notes, these sources may not be sufficient to cover all of our business growth initiatives. There is no assurance that additional financing will be available on favorable terms or at all.

Several factors could limit our ability to raise capital, including:

•
Our debt agreements contain restrictions that limit our ability to incur certain types of indebtedness and other financings.
•
Under the Lennar Agreements, we may not enter into third-party financing arrangements that cause our debt-to-equity ratio to exceed 1:1 without Lennar’s prior approval.
•
Lennar’s Effective Equity Price Protection Right may limit equity raises during the first 18 months following the Spin-Off, which could result in dilution and downward pressure on our Class A Common Stock price.
•
Sustained high interest rates, rate hike increases, prolonged high inflation, economic downturn and possible recessions in the future may impair our ability to pay taxes and our operational expenses. As a recently formed company with limited operating history, limited assets and no guarantors, it may be difficult for us (including our subsidiaries) to obtain sufficient sources of capital funding, particularly during times of volatile or adverse economic and market conditions.
•
Given the structure of the Promissory Notes and the nature of certain terms of the Lennar Agreements (including the Recognition Agreement), Millrose may not be able to secure additional loans on attractive terms or at all, and we may be limited in our and our subsidiaries’ ability to access the capital markets on terms acceptable for our business.
•
To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders may be diluted, and the terms of such financing transactions may include liquidation or other preferences that adversely affect the rights of our stockholders.
•
Such capital raises would also impact how we are able to use our available capital, given Lennar’s Capital Priority Right. Debt and receivables financings may be coupled with an equity component, such as warrants to purchase shares of our Common Stock, which could also result in dilution of our existing stockholders’ ownership.
•
Debt or equity financing may include restrictive covenants, unfavorable terms, or equity components such as warrants, which could dilute existing stockholders. Issuing equity or convertible debt may also impact the stock price or value of our Class A Common Stock, and if the stock price is suppressed, we may not be able to raise the capital we need through equity issuances.
•
If financing is unavailable or available only on unfavorable terms, we may be unable to efficiently manage our Real Estate Portfolio, perform obligations under the Lennar Agreements, complete property acquisitions, or pursue growth opportunities.

Failure to raise sufficient capital or secure financing on acceptable terms could materially and adversely affect our business, financial condition, and results of operations.

Volatility in the market may impact our ability to do business.

Our business is sensitive to changes in interest rates, inflation, and general economic conditions. Sustained periods of high interest rates or even moderate inflation may increase operating costs, reduce the value of our Real Estate Portfolio, raise the cost of capital, and make it more difficult for us and our subsidiaries to raise additional financing. While home demand and prices often rise in low interest rate environments, there is no assurance that this will occur or that we will be able to capitalize on such conditions, particularly since we do not sell homes directly and any potential benefits would be limited.

Changing economic and financial market conditions could significantly reduce the value of land and other real estate assets, loans, and related investments, and reduce the amounts earned on those investments. In addition, as a recently formed company, we may be disadvantaged compared to traditional land banking providers that have greater financial resources, established counterparty relationships, and stronger ability to withstand adverse or volatile market conditions.

Any of these factors could materially and adversely affect our business, financial condition, and results of operations.

As a holding company, our dependence on our subsidiaries for cash flow may negatively affect our business.

Millrose Properties, Inc. is a holding company with no business operations of its own. We conduct all land acquisition and development activities through our subsidiaries. All or substantially all of our assets currently consist of (i) 100% of the membership interests of MPH Parent, (ii) the Promissory Notes and similar notes issued by MPH Parent and its subsidiaries to Millrose, and (iii) the development loans held by SPE LLC and its subsidiaries.

Our ability to pay obligations depends on dividends, interest payments, and other distributions from these subsidiaries, which in turn depend on counterparties performing under their homesite option platform agreements and developer loan agreements. Several factors could limit our subsidiaries’ ability to distribute cash to us, including:

•
The ability of Millrose’s operating subsidiaries, including MPH Parent and Millrose Holdings, to pay dividends to Millrose is expected to be restricted by REIT Requirements, applicable Maryland law and the terms of any outstanding debt or credit facilities, and Millrose’s reliance on our counterparties to continue providing Millrose with more deals.
•
Each subsidiary’s sustainability depends on the counterparty it serves. If a counterparty defaults on its obligations, that subsidiary could face credit defaults or bankruptcy, which may negatively impact our other subsidiaries and overall operations.
•
If a significant counterparty, such as Lennar, fails to perform, our entire operations could be materially affected, and we may be forced to seek bankruptcy protection.

Because we rely entirely on our subsidiaries for cash flow, any inability of our subsidiaries to generate or distribute sufficient funds could materially and adversely affect our business, financial condition, and results of operations.

Your investment return may be adversely affected if we are required to register as an investment company under the Investment Company Act.

We intend to continue to conduct our operations so that none of Millrose, MPH Parent, Millrose Holdings, the Property LLCs or the Other Subsidiaries are investment companies under the Investment Company Act. However, there can be no assurance that we and our subsidiaries will be able to successfully avoid operating as an investment company.

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

If we were required to register as an investment company but failed to do so, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our business and our ability to resume paying distributions to our stockholders.

Disruptions to our technology platform could impair our ability to execute transactions and recycle capital.

Our homesite option platform is a technology enabled system that supports the acquisition and disposition of homesites, administration of option agreements, and the continuous recycling of capital that underpins our business model. The platform’s effectiveness depends on the reliability, availability, security, and accuracy of the systems used to process transactions and manage data. We rely on our Manager to perform these functions. In the event we decide to internalize our management function or terminate the Management Agreement, we will lose access to the homesite option platform. In addition, cybersecurity incidents could compromise the homesite option platform’s functionality or data integrity. Although safeguards and controls are in place, no technology system is entirely secure, and disruptions to our homesite option platform could materially and adversely affect our business and results of operations.

Risks Related to Our Debt Obligations

We have a substantial amount of indebtedness. Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, reduce our funds available for discretionary purposes, and increase the risk that we might default on our indebtedness.

As of December 31, 2025, we had approximately $2.1 billion of outstanding indebtedness, including $2.0 billion of Senior Notes and outstanding borrowings of $0.1 billion with $1.225 billion of availability under our Revolving Credit Facility.

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
•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants, could result in an event of default under the Indentures (as defined below) and the Revolving Credit Agreement;
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

Our debt agreements contain restrictions that limit our flexibility in operating our business.

The Revolving Credit Facility and the Indentures contain, and any other existing or future indebtedness of ours would likely contain, a number of covenants that will impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries’ ability to, among other things:

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
•
declare all amounts outstanding, together with accrued and unpaid interest, to be immediately due and payable; and
•
require us to repay these amounts.

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

The indebtedness under the Indentures is at fixed rates of interest and is subject to call protection, which means that in certain circumstances we would have to pay a premium if we redeemed the indebtedness before its maturity. If interest rates drop, our debt service obligations on the fixed rate indebtedness would stay the same, and our cost of capital would be greater than if we had borrowed at a variable rate of interest. Or if interest rates drop and we elect to refinance our fixed rate indebtedness with variable rate indebtedness, we might have to pay the call protection premium, which in some circumstances could be significant. In either case, our cost of capital might be greater than that of our competitors, which could place us at a competitive disadvantage.

Risks Related to the Land Banking Industry

There are significant risks inherent in owning land for new home construction.

We are exposed to significant risks with owning land assets for homebuilders, which may not purchase these assets for home construction within the timelines we expect, or at all. The future use of these land assets is inherently uncertain because it depends on homebuilders’ development plans, which may change or be delayed. These risks increase as consumer demand for housing decreases and the holding period for land assets lengthens. As a result, we may end up owning land assets on which homes cannot be profitably built and sold.

In certain circumstances, a grant of entitlements or development agreements with respect to a particular parcel of land may include restrictions on the transfer of such entitlements to a buyer, which could negatively impact the price of such land and our ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and may result in reduced margins or losses in poorly performing communities or markets.

Additionally, deteriorating market conditions could cause us to record significant inventory impairment charges. The recording of such impairment charges could materially and adversely affect our business, financial condition, and results of operations.

Our business is susceptible to risks from natural disasters, geopolitical events and other factors outside of our control that may delay development of land assets that we hold for homebuilders.

Our counterparty agreements, and any similar agreements we may enter into in the future, require us to hold land assets for our counterparties while they develop homesites before purchasing them from us. Our properties are located in concentrated geographic areas across the United States. Development of these land assets may be delayed by natural disasters or geopolitical events affecting these regions. As such, we and our counterparties are subject to risks and could incur additional costs from adverse weather, natural disasters, and the impacts of global climate change. For example, some of the land assets we own are in zones at risk for natural disasters and could be severely damaged or destroyed by such events, including unexpected phenomena (such as earthquakes and landslides) and physical climate risks that could materialize as either singular extreme weather events (such as hurricanes, tornadoes, floods, storms, and wildfires) or through long-term climatic changes (such as increased precipitation, weather instability, and rising sea levels). Such events could result in significant delays in development, increased costs, or impairment charges, any of which could materially and adversely affect our business, financial condition, and results of operations.

Additionally, the value of our land assets may fluctuate over time due to factors outside our control, including, but not limited to, developments on surrounding land, changes in zoning laws or other regulations that might impact how our counterparties use the land assets, and shifting demographic trends that influence which areas are considered desirable for development. As of December 31, 2025, a significant portion of our land assets was concentrated in California, Florida, and Texas, with substantial holdings in Florida and Texas. This geographic concentration increases our exposure to adverse weather, economic conditions, and regulatory changes in these markets compared to a more geographically diverse portfolio.

Further, although we are not aware of any pending material issues, properties we own or may acquire in the United States are subject to eminent domain. If a government entity exercises eminent domain, the compensation we receive may not be sufficient to cover our costs or obligations to counterparties, which could materially and adversely affect our business, financial condition, and results of operations.

Our insurance coverage may not be sufficient to cover all potential losses.

In accordance with our counterparty agreements, counterparties are required to maintain certain types of insurance for land assets acquired under those agreements. Our Manager is responsible for confirming that these assets are insured consistent with industry standards and for securing additional coverage for risks not otherwise covered by counterparty insurance. Although our Manager seeks to ensure that our Real Estate Portfolio is adequately insured, there is no guarantee that coverage will always be complete. Gaps in coverage may exist or may not be identified in time by our Manager, and the scope and quality of counterparty-provided insurance is outside our control because we are not sourcing and vetting the insurance provided by our counterparties. In addition, if any counterparty provided insurance lapses, whether intentionally or inadvertently, we may be negatively impacted if we cannot obtain adequate replacement coverage on suitable terms in a timely manner. Any failure to maintain sufficient insurance coverage could result in significant losses and materially and adversely affect our business, financial condition, and results of operations.

Certain losses that may impact our Real Estate Portfolio, including losses from floods, earthquakes, acts of war, terrorism, riots, and pandemics, are generally not insured or not fully insured because coverage is not considered economically feasible or prudent. If an uninsured loss or a loss exceeding insured limits occurs with respect to one or more of our properties, we could suffer a significant loss of capital invested and future revenues from these land assets. In addition, we may remain obligated under any recourse debt associated with the affected property.

Under our counterparty agreements, counterparties are responsible for all Land Development on the homesites, including any damage during development, and must maintain property insurance coverage for such risks. However, this responsibility applies only while counterparties intend to exercise their purchase options. If a counterparty decides not to exercise or forfeits its purchase options, we become fully responsible for any issues related to the land, completed or in-progress development, and any home construction already performed. In such cases, we may not be able to obtain adequate insurance coverage or other protections in a timely manner, particularly if the decision affects an entire pool of properties rather than a single property. The lack of adequate insurance could also impair our ability to sell these properties to third-party buyers. Furthermore, we cannot be certain that insurance companies our Manager identifies will offer products with sufficient coverage at commercially reasonable rates if counterparty-provided coverage lapses. If we experience a loss that is uninsured or exceeds insured limits, or if insurers fail to meet their obligations, we could lose the capital invested in the affected land assets, as well as anticipated future revenues. In addition, we may remain obligated for any recourse debt or other financial obligations related to these assets. Any such losses or increased insurance costs could materially and adversely affect our business, financial condition, and results of operations.

Our inability to successfully acquire an adequate inventory of land assets at reasonable prices could materially and adversely impact our operations.

Our future operating results depend on our ability to acquire land assets in desirable locations. Although we maintain transaction agreements with multiple counterparties, there is no guarantee when, if, or to what extent they will offer us new business opportunities or land asset transactions. We cannot assure that an adequate supply of land assets will be available to us on favorable terms or that suitable land assets will meet the requirements of our homesite option platform.

Additionally, even if our Manager identifies appropriate land assets, those assets may not be presented to Millrose’s counterparties under the Allocation Policy and could instead be allocated to traditional land banking entities managed by Kennedy Lewis, who may compete with us in the market.

An insufficient supply of land assets in counterparties’ markets, any inability to convey owned homesites to counterparties due to government regulations or other factors, or our inability to purchase or finance homesites on reasonable terms could have a material adverse effect on our business, financial condition, and results of operations. Any land shortages or decrease in the supply of suitable land at reasonable prices could result in increased land costs. If the fair market value of properties declines from their original values at the time we enter into option agreements, we may need to reduce option exercise prices to induce homebuilders to exercise options or purchase properties. Additionally, since Lennar has the right to adjust monthly option payment rates for future projects to match any lower rate we negotiate with another counterparty, a significant portion of our future Real Estate Portfolio and our ability to finance land acquisitions could be negatively impacted if our Manager negotiates lower monthly option rates during market downturns and Lennar exercises their adjustment rights.

A decline in new home prices could require us to write down the carrying value of land we own.

The value of land suitable for residential development fluctuates based on local and national market conditions and other factors such as interest rates, mortgage availability, and consumer demand. During the 2007–2009 recession, landowners were required to take significant write-downs of land inventory values. If market conditions deteriorate significantly in the future, we could be required to record substantial write-downs of the carrying value of our land assets. We may also need to reduce purchase prices to induce option holders to exercise options or purchase properties, which could adversely affect our business.

Land assets and real estate investments are not as liquid as certain other types of assets, which may reduce economic returns to stockholders.

Land assets and real estate investments are inherently less liquid than many other types of investments, which may limit our ability to respond quickly to changes in economic or market conditions. Significant expenditures associated with real estate investments, such as secured mortgage debt payments, real estate taxes, and maintenance costs, generally do not decrease when income from these investments declines.

Because we intend to elect REIT status, we will generally only be able to hold property for sale in the ordinary course of business through taxable TRSs to avoid punitive taxation on gains from property sales. While we may dispose of certain land assets held through TRSs under our counterparty agreements to generate liquidity, these restrictions could limit our flexibility and adversely affect our business.

To the extent permitted by our existing and future arrangements with counterparties, and if counterparties elect not to exercise their options to acquire certain land assets from Millrose, we may seek to sell these assets to third parties to generate proceeds for capital deployment. However, the price at which we can sell properties to third parties may be significantly less than our investment amounts. Our ability to sell land assets on advantageous terms depends on factors such as: (i) competition from other landowners seeking to dispose of similar assets; (ii) economic and market conditions, including capitalization rates applicable to our land assets; and (iii) other factors beyond our control, including general economic conditions. If competitors sell comparable assets in the same markets at valuations below ours, we may be unable to divest our assets at favorable pricing or at all. Additionally, potential buyers may require access to debt and equity capital to acquire land assets from us. If these buyers have limited or no access to capital on favorable terms, dispositions could be delayed.

If we do not have sufficient cash from operations, sale of land assets, or available credit facilities to continue normal business operations, we may need to pursue alternative ways to increase liquidity. Such alternatives may include, without limitation, divesting land assets at less-than-optimal terms or incurring additional debt. There can be no assurance that these alternatives will be available on favorable terms or that we will maintain our REIT qualification if we pursue them. In addition, taking such measures could adversely affect our business, including reducing distributable cash flow and impacting debt covenants under any future debt agreements, which could materially and adversely affect our business, financial condition, and results of operations.

We cannot assure that our growth strategies will succeed and we may incur significant costs without delivering the anticipated benefits.

Although we have entered into agreements with additional counterparties since the Spin-Off, our business operations and investment portfolio remain significantly concentrated with Lennar. This lack of diversification limits how well we compete with traditional land banking entities and our ability to establish a sustainable market share independent of our counterparties. While we have Other Counterparties, we have only a limited number of definitive arrangements to acquire additional assets, form or acquire subsidiaries, or secure other business beyond the Lennar Agreements, and there is no guarantee that we will attract additional counterparties or expand these relationships. Furthermore, Lennar’s Capital Priority Right may limit the amount of capital available to provide our homesite option platform to counterparties other than Lennar.

We continue to engage in discussions with other homebuilders interested in becoming new counterparties; however, there is no assurance that we will successfully negotiate agreements with additional counterparties or secure new business arrangements outside of our current counterparty base within any specific timeframe.

We may in the future significantly increase the size or change the mix of our Real Estate Portfolio or enter into new lines of business. We may be unable to successfully and efficiently integrate newly acquired assets or businesses into our existing operations or effectively manage our Real Estate Portfolio and growth. In addition, increases in the size of our Real Estate Portfolio, changes in its composition, or expansion into new lines of business may place significant demands on our Manager’s administrative, operational, asset management, financial, and other resources. Any failure to manage growth effectively could materially and adversely affect our business, financial condition, and results of operations.

Real estate valuation is inherently subjective and uncertain, and is subject to change, especially during periods of volatility.

The valuation of land and real estate, and therefore our land assets, is inherently subjective due to factors such as the unique characteristics of each property, its location, expected future revenues of that property, and the valuation methodology used. As a result, these valuations rely on assumptions that may not prove accurate and are subject to change, particularly during periods of market volatility or reduced demand for real estate. Valuations may not reflect the price at which a land asset or loan will ultimately be sold, particularly given the terms of our existing counterparty agreements. Differences between valuations and ultimate sales prices could be material. In addition, valuation methodologies may change over time, and real estate option contracts are subject to varying local laws and regulatory risks in the jurisdictions that we operate at the federal, state, and local levels.

Our ability to satisfy the asset tests to qualify as a REIT depends upon our analysis of the fair market values of our TRS ownership interests. These fair market values depend, at least in part, on the values of our TRSs’ land assets, some of which will not be susceptible to a precise determination given their undeveloped nature, and for which we will not obtain independent appraisals. Accordingly, there can be no assurance that the IRS will not contend that our TRS ownership interests cause a violation of the REIT asset tests.

We may acquire land assets and entities holding such land assets that involve risks that could adversely affect our business and financial condition.

The acquisition of land assets involves risks, including the possibility that acquired assets will not perform as expected or be suitable for their intended purpose. Under our counterparty agreements, counterparties evaluate and vet any future property assets they choose to present to us; however, when we acquire new land assets, we may face challenges associated with entering new markets, such as limited local market knowledge, unfamiliarity with permitting procedures, and the need to establish new business relationships.

KL, while experienced in land banking, does not have expertise as a homebuilder or real estate developer. If a homebuilder defaults or fails to exercise its purchase option after Land Development, we may need to construct homes ourselves, engage a third-party builder, or sell homesites without completing construction to recover our investment. These alternatives could involve significant costs and require real estate development expertise that KL does not possess. Hiring personnel with the necessary skills would require substantial expense, which may not be covered by the Management Fee, and KL may not be well-positioned to oversee third-party builders effectively. Selling assets without completing home construction would likely reduce their value, particularly because counterparties would be unlikely to let purchase options expire unless property values have declined significantly.

Any failure to recoup our investment in developing and selling such assets would negatively impact our financial results. Additionally, we face significant competition for land assets that meet predetermined criteria that future property assets must meet, and may encounter challenges in obtaining financing for future acquisitions of land assets.

We operate in a competitive and evolving industry, which could adversely affect our growth and profitability

Land banking is highly competitive and continues to evolve. Many of our competitors are significant market participants with substantial financial resources, established relationships with homebuilders and land developers, and the ability to offer a variety of land acquisition and development financing structures. As competition intensifies, participants may engage in aggressive pricing, deploy alternative transaction structures, or pursue strategic acquisitions, any of which could reduce our market share, pressure returns, or limit our ability to identify and execute attractive investment opportunities.

We believe we operate within a more specialized and less crowded niche focused on land banking solutions for residential homebuilders. Nevertheless, we compete with a limited number of private investment funds, real estate platforms, and asset managers that provide land banking or comparable asset light solutions. While we believe that high barriers to entry exist due to the operational complexity, administrative infrastructure, and long‑term capital commitments required to support these strategies, new entrants or existing competitors may overcome these barriers by deploying additional capital, developing new technologies, or forming strategic partnerships.

We believe that our homesite option platform, recycled capital model, and perpetual funding approach differentiate us from traditional private‑market land banking solutions. However, there can be no assurance that such competitive advantages will be maintained over time. Changes in market conditions, increased competition, regulatory developments, or challenges in accessing capital could impair our ability to continuously deploy and redeploy capital, fund land acquisition and horizontal development opportunities, or provide consistency of funding to our counterparties.

If we are unable to compete effectively, maintain our relationships with homebuilders and land developers, or adapt to changes in competitive dynamics within the land banking and residential housing finance markets, our business, financial condition, results of operations, and growth prospects could be materially and adversely affected.

We may change the profile of our Real Estate Portfolio without stockholder consent.

Our Real Estate Portfolio currently primarily consists of the lands assets acquired under the Lennar Agreements and Other Agreements, under which the properties have a relatively short cash conversion cycle. There can be no assurance that the profile of our Real Estate Portfolio will always be similar to that of our current land assets. There is no certainty that Millrose will be able to successfully negotiate with regard to land assets that share similar characteristics to our current land assets. Although we expect some of its future land assets to generally match the profile of our current land assets, we expect that many of our future land assets may have a different profile.

We may adjust our Real Estate Portfolio based on real estate market conditions and business opportunities, and we may change our Investment Guidelines at any time without the consent of our stockholders, subject to the terms of our counterparty agreements. In the future, we may make business decisions that result in us making investments in land assets that are different from, and possibly riskier than, those described in this Form 10-K. In connection with such changes in our targeted land assets and strategies, our Board may also change our policies over time. Any such changes to our targeted land asset acquisition guidelines could increase our exposure to interest rate risk, default risk, and real estate market fluctuations, which could materially and adversely affect the value of our Common Stock, our ability to make distributions, and our business, financial condition, and results of operations.

Risks Related to Our Management Structure

We depend upon KL’s key personnel, and if KL cannot recruit and retain key personnel for us, our business, financial condition and results of operations could be significantly impacted.

We are an externally managed company and do not have, nor will we develop, internal management capacity or employees. As a result, we rely heavily on the experience, diligence, and network of business contacts of KL’s management team and other key personnel, all of whom may be difficult to replace. Under the Management Agreement, KL is obligated to provide substantially all of our senior management functions, including sourcing, evaluating, negotiating, structuring, closing, and monitoring our Real Estate Portfolio. KL also operates our homesite option platform pursuant to counterparty agreements. If KL fails to attract, retain, or adequately compensate qualified personnel, or if there is any disruption in KL’s ability to provide these services, our ability to execute our business strategy could be materially and adversely impacted.

Under the Management Agreement, KL, as our Manager, has significant discretion in implementing and executing our business and operating policies, subject to guidelines adopted by our Board. Our success depends heavily on the experience, skill, resources, and relationships of KL’s senior officers and key personnel, including our officers, all of whom are currently senior officers of KL. We do not have employment agreements or key person life insurance for these individuals, and none are contractually required to devote a specific amount of time to us. If any of these officers cease their affiliation with us or KL, suitable replacements may not be readily available, which could adversely affect our operations. Furthermore, our future success depends on KL’s ability to attract and retain highly skilled managerial, operational, and marketing personnel. Competition for such talent is intense, and KL may not succeed in hiring or retaining these individuals. If KL fails to maintain or secure qualified personnel, our ability to implement our business strategies could be delayed or impaired, resulting in a material adverse effect on our business, financial condition, and results of operations.

We also rely on KL’s senior professionals to maintain and develop relationships with sources of potential business opportunities. These relationships are critical to our ability to identify and pursue acquisitions and development projects. However, we cannot assure you that these individuals will remain employed by KL or continue to provide indirect business advice to us. KL is under no obligation to present new business opportunities or contacts to us. If KL’s senior professionals fail to maintain existing relationships or establish new ones, we may be unable to provide capital for acquisitions, develop land assets, or grow our portfolio as planned. Furthermore, relationships maintained by KL’s professionals do not guarantee business opportunities for us, and any opportunities that do arise will be subject to the Allocation Policy (see “Part I, Item 1. Business—Our Objectives and Strategies—Investment Guidelines”). Accordingly, we can offer no assurance that these relationships will generate business opportunities for us.

KL can terminate the Management Agreement on 60 days’ notice under certain circumstances, and we may not be able to find a suitable replacement within that time, which could disrupt our operations and materially and adversely affect our business, financial condition and results of operations.

Under the Management Agreement, KL may terminate its services with 60 days’ prior written notice if we default on any material term, condition, or covenant and fail to cure such default within the applicable cure period (30 days, or 45 days if we commence cure within 30 days). Termination may occur regardless of whether we have secured a replacement manager. If KL terminates the Management Agreement, we may be unable to identify and engage a new external manager or establish internal management with comparable expertise within 60 days, or at all, on acceptable terms. Additionally, if we terminate the Management Agreement without cause, we would be required to pay a termination fee under its terms, and we may have difficulty in finding a qualified replacement. Any disruption in management services could materially and adversely affect our business, financial condition, and results of operations.

Under the Founder’s Rights Agreement, Lennar holds a Management Succession Consent Right that requires its consent for the appointment of any new manager if the Management Agreement is terminated for any reason, with or without cause. Lennar also has consent rights over any management agreement we may enter into with a new or existing manager. These consent rights could delay our ability to appoint a replacement manager, which may result in operational disruptions and adversely affect our business, financial condition, results of operations, and ability to pay distributions. Furthermore, if we cannot identify and engage a single institution or group of executives with experience comparable to KL, the coordination of our management and business activities may suffer. Even if we retain comparable management, integration challenges and lack of familiarity with our business objectives could lead to additional costs and time delays, which may materially adversely affect our business, financial condition, and results of operations.

You have limited control over changes in our policies and operations, which increases the uncertainty and risks you face as a stockholder.

Our Board has discretion to establish and amend our major policies, including those described herein, subject to existing contractual obligations and limitations described herein. These policies may be revised or amended without stockholder approval. Your inability to exert control over our policies and operations may increase uncertainty and risks you face as a stockholder.

Our Board’s discretion is subject to constraints under the Founder’s Rights Agreement with Lennar, which grants Lennar approval rights over certain Board actions, including the appointment of a replacement manager pursuant to its Management Succession Consent Right. In addition, our Charter contains protective governance provisions requiring that certain actions receive approval from holders of Class B Common Stock voting separately as a class, in addition to approval from holders of Class A Common Stock and Class B Common Stock voting together. As of December 31, 2025, the Miller Family owns approximately 98.7% of the Class B Common Stock, representing approximately 43% of the total voting power of our outstanding stock, and has influence over the outcome of matters requiring a stockholder vote. These governance provisions and consent rights may significantly limit your ability as a stockholder, particularly as a holder of Class A Common Stock, to influence our policies and operations.

As our Manager, KL is authorized to operate within broad business and operating guidelines and has significant discretion in identifying and managing land assets and making individual operating and business decisions. While our Board periodically reviews our guidelines, operating activities, and investments, it does not approve each decision made by KL and relies primarily on information provided by KL during these reviews. Transactions entered into by KL may be costly, difficult, or impossible to unwind by the time they are reviewed by our Board. Within the broad parameters of our acquisition guidelines, KL has latitude to determine the types and amounts of assets to acquire and invest in on our behalf, which could include transactions that deliver returns substantially below expectations or result in losses. Such outcomes could materially and adversely affect our business, financial condition, and results of operations. In the future, our Board’s oversight may be subject to additional limitations under other agreements or, alternatively, may gain increased flexibility in our business operations.

We pay substantial fees to KL which reduce funds we have available for distribution to stockholders.

Pursuant to the Management Agreement, we pay significant fees to KL, including the Management Fee. Those fees include advisory and administrative fees and obligations to reimburse KL in limited circumstances as described in the Management Agreement for certain expenses they incur in connection with providing services to us (not including fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside Millrose’s ordinary course of business, including, in certain circumstances, costs associated with the ownership and maintenance of land). However, the payment of such fees to KL does not guarantee that KL is able to successfully manage our land assets and our existing business relationships with our counterparties.

There is no guarantee that KL will successfully identify and consummate new business opportunities, which may impede our growth and reduce stockholder returns.

We rely on KL to identify, consummate, and manage new business opportunities for us. There is no guarantee that KL can successfully manage new projects added to our portfolio in the future. Our ability to make investments on favorable terms may be constrained by contractual restrictions, competition from traditional land banking providers (including other publicly traded REITs and institutional investment funds), which may significantly increase transaction costs, and the inability to finance a transaction on favorable terms or at all. Failure to identify or consummate acquisitions or future dispositions of land assets with counterparties on satisfactory terms, or at all, may impede our growth and negatively affect our cash available for distribution to our stockholders.

If we internalize our management functions, we could incur significant costs and face operational challenges.

Subject to the terms of the Management Agreement, our Board may in the future consider internalizing the functions currently performed by KL. Internalization could take various forms, and there is no assurance that it would benefit us or our stockholders. Any internalization transaction could result in dilution of your interests as a stockholder, reduce earnings per share, and adversely affect our results of operations. We may not realize anticipated benefits, may face difficulties integrating new management and employees, and may be unable to replicate the services previously provided by KL or its affiliates. Internalization transactions have, in some cases, been subject to litigation, which, even if without merit, could require significant expenditures to defend, reducing funds available for investment and distributions. These factors could have a material adverse effect on our business, financial condition, results of operations, and ability to pay distributions.

The termination of the Management Agreement with KL may require us to pay a substantial termination fee, including in the case of a termination for unsatisfactory performance, which may limit our ability to end our relationship with KL.

The Management Agreement with KL automatically renews annually for an additional one-year term. While we have the right to terminate the Management Agreement or remove KL as Manager under certain circumstances, if we terminate the agreement without cause, as defined in the Management Agreement, we are obligated to pay KL a substantial termination fee. These provisions significantly increase the cost of terminating the Management Agreement without cause and may limit our ability to end our relationship with KL. Payment of the termination fee could materially and adversely affect our financial condition, including our ability to pay distributions to stockholders. As a result, the termination fee and related provisions may discourage us from replacing KL even if its performance is unsatisfactory.

Any adverse changes in KL’s or its affiliates' financial condition or our relationship with KL could negatively impact our operating performance and stockholder returns.

We are dependent on KL to manage our operations and acquire and manage our real estate assets. Under the direction of our Board, KL makes all decisions with respect to the management of our business operations and obligations as a public company. KL depends upon the fees and other compensation that it receives from us to conduct its own operations. Any adverse changes in the financial condition of KL or its affiliates, or any adverse change in our relationship with KL, could hinder KL’s ability to effectively manage our operations and investments, which would adversely affect us and our stockholders.

There are significant potential conflicts of interest with KL that could affect our business returns.

Because of our relationship with KL, there may be times when KL or its affiliates have interests that differ from those of our stockholders, creating potential conflicts of interest. For example, conflicts may arise if we must compete for the time and attention of KL personnel who also serve other clients, as none of our officers are contractually required to devote a specific amount of time to Millrose. Additionally, the compensation we pay to KL for its services may not reflect market terms and is payable regardless of whether our stockholders receive any distributions.

KL is an affiliate and wholly owned subsidiary of Kennedy Lewis, which has a long-standing business relationship with Lennar and maintains existing land banking engagements with Lennar through other entities. Prior to the Spin-Off, Kennedy Lewis acted as a strategic advisor to Lennar in structuring the Spin-Off, forming Millrose, and preparing agreements and documentation related to the Spin-Off and Millrose’s post-spin relationship with Lennar, for which it received no payment. Kennedy Lewis also assisted Lennar in negotiating the terms of the Management Agreement, including the Management Fee. Kennedy Lewis did not act on Millrose’s behalf in negotiating the Lennar Agreements or preparing Millrose’s organizational documents and corporate policies. Given Kennedy Lewis’s relationship with Lennar, our largest and primary counterparty for the foreseeable future, significant conflicts of interest may arise if KL needs to renegotiate the terms of any Lennar Agreements. These conflicts could influence KL’s decision-making and adversely affect our business, financial condition, and results of operations.

KL’s team serves, or may serve, as officers, directors, or principals of entities operating in the same or related lines of business as ours, or of investment funds managed by Kennedy Lewis or its affiliates. Kennedy Lewis and its affiliates may have other counterparties with similar, different, or competing business objectives. While KL does not intend to manage any entity other than Millrose (including its subsidiaries), Kennedy Lewis owns other subsidiaries that manage businesses, private funds, and entities engaged in land banking, including residential land banking. Fees earned by Kennedy Lewis for these services may exceed KL’s net income from acting as our Manager.

In serving in these multiple capacities, Kennedy Lewis and its affiliates may have obligations to other counterparties or investors that conflict with our interests. For example, KL’s management team also manages investment funds, accounts, or other vehicles sponsored by Kennedy Lewis or its affiliates, whose business objectives may overlap with ours. This overlap may create conflicts in allocating business opportunities among us and other affiliated funds or accounts. Although KL does not directly manage other entities, Kennedy Lewis owns subsidiaries substantially similar to KL that manage other companies, including potential competitors in the residential real estate industry. These conflicts could adversely affect our ability to pursue attractive opportunities and may materially impact our business, financial condition, and results of operations.

We may seek business opportunities to provide funding to new counterparties. If any new transactions require us, or allow us, to identify potential land assets for our counterparties, KL, as our Manager, will be responsible for sourcing and identifying such assets and opportunities on our behalf. These opportunities may also represent strategic investments for other funds, accounts, or vehicles advised by or affiliated with KL or Kennedy Lewis. In such cases, Kennedy Lewis must allocate opportunities among eligible accounts in accordance with the Allocation Policy. However, we cannot assure you that these opportunities will be allocated to us fairly or equitably in the short term or over time. Additionally, we may pursue strategic or financing transactions with affiliates of KL or with affiliates acting as advisors, which could create additional conflicts of interest.

In the Management Agreement, we acknowledge that KL may engage in other activities or businesses and act as manager for other persons or entities, including REITs, even if those entities have business acquisition policies and objectives similar to ours. We are not entitled to preferential treatment in receiving information, recommendations, or other services from KL. This lack of exclusivity may result in KL allocating resources or opportunities to other entities ahead of us, which could adversely affect our business.

KL maintains a contractual, not fiduciary, relationship with us, and its liability is limited under the Management Agreement as we have agreed to indemnify the Manager against certain liabilities.

Under the Management Agreement, KL’s responsibilities are limited to providing the services specified in that agreement, and KL is not liable for any action taken by our Board in following or declining to follow KL’s advice or recommendations. While officers recommended by KL and appointed by our Board owe duties under Maryland law, including duties of care, loyalty, good faith, and candid disclosure, KL itself, as Manager, maintains a contractual rather than fiduciary relationship with us.

Additionally, we have agreed to indemnify KL and each of its officers, directors, members, managers, and employees, against claims or liabilities (including reasonable legal fees and expenses) arising from our business and operations or actions taken on our behalf under the Management Agreement, except where attributable to gross negligence, willful misconduct, bad faith, or reckless disregard of duties. These indemnification protections and the absence of fiduciary obligations may incentivize KL to act in a riskier manner when managing our affairs than it would when acting for its own account, which could materially and adversely affect our business, financial condition, and results of operations.

We are and have been party to transactions with related parties that may increase the risk of allegations of conflicts of interest.

We are, and have been, party to transactions with related parties, including Lennar through the completion of the Exchange Offer on November 28, 2025, and KL. Millrose was not separately represented when these agreements were drafted. As a result, the terms of these agreements may not be as favorable to us as those that could have been negotiated with unrelated parties. If any related-party transactions were successfully challenged, we might not realize the expected benefits of those transactions. Moreover, any such challenge could result in substantial costs, including litigation expenses not covered by KL under the Management Agreement, and divert management’s attention. These outcomes could materially and adversely affect our reputation, business, and growth prospects, and could impair our ability to achieve the anticipated benefits of these transactions, regardless of whether the allegations have merit.

KL’s fee structure under the Management Agreement may create conflicts of interests that are not aligned with stockholders’ long-term interests.

Under the Management Agreement, KL is entitled to receive substantial compensation regardless of performance, based on the aggregate size of Tangible Assets. This structure may incentivize KL to recommend riskier or more speculative investments, including significant acquisitions of additional land assets, to increase the total assets under management and, consequently, its fees. For example, because the Management Fee is calculated based on our total land and other real estate assets, KL may have an incentive to use higher leverage or acquire land assets on less favorable terms to grow the asset base. KL’s ability to earn higher fees and reimbursements depends on our continued investment in land and other real estate assets, which may conflict with stockholders’ interest in achieving sustainable returns on their investment in our Common Stock.

KL and its officers and employees face competing demands on their time, which may adversely affect our performance.

KL and its officers, employees, and affiliates serve as key personnel, general partners, sponsors, managers, owners, and advisors for other land and real estate investment programs, including investment products sponsored by Kennedy Lewis affiliates. Some of these programs have business objectives and obligations similar to ours and may compete for opportunities and resources. Additionally, Kennedy Lewis manages other entities engaged in land banking that could compete with us for opportunities and resources. Our Chief Executive Officer (“CEO”) and President is a Managing Partner of Kennedy Lewis and a member of the investment committee for funds advised by Kennedy Lewis. While our CEO is expected to devote substantial time to Millrose, there is no contractual requirement for our CEO to dedicate a specific amount of time to us. Similarly, our Chief Financial Officer and Chief Operating Officer are full-time employees of Kennedy Lewis and, although currently expected to focus on Millrose, are not contractually required to do so exclusively. Because these individuals have competing demands on their time and are not obligated under the Management Agreement to allocate a specified amount of time to Millrose, conflicts of interest may arise. If these competing demands limit their attention to our business, our operations and investment returns could suffer.

We may be at an increased risk for dissident stockholder activities due to perceived conflicts of interest arising from our external management structure and relationships.

Companies with external management structures may more often be subject to dissident stockholder proposals and litigation alleging conflicts of interest in their business dealings. Our relationships with KL, Kennedy Lewis, and Lennar may heighten this risk. In addition, proxy advisory firms, which exert influence over institutional voting, may recommend that stockholders withhold votes for incumbent directors, vote against our say-on-pay proposals, or support stockholder proposals we oppose. Such recommendations could affect the outcome of director elections and other stockholder votes, potentially increasing activism and litigation. These activities, if initiated against us, could result in substantial costs, divert management’s attention, and materially and adversely impact our reputation and business.

General Risk Factors

Our business, financial condition and results of operations could suffer in the event of system failures or cybersecurity attacks.

We rely on KL, as our Manager, for all internal technology systems and cybersecurity procedures and oversight. As a recently-formed corporation, we have implemented and tested our security measures and a disaster recovery plan for our internal and hosted information technology systems. Our systems may be vulnerable to damage from numerous sources, including energy blackouts, natural disasters, terrorism, war, telecommunication failures, and cybersecurity attacks such as malware, ransomware, or unauthorized access. Any system failure or incident that disrupts our operations or those of KL could result in a material interruption to our business and require significant remediation costs.

Third-party security breaches at KL or its service providers could also compromise our data and operations through unauthorized access or service disruption, potentially resulting in financial losses. Despite training, detection systems, and response procedures, the growing frequency and sophistication of cyberattacks may increase the risk of disruption to our business, financial condition, and results of operations, as well as exacerbate reputational risk. We also depend on the relevant training, detection systems and response procedures delivered by KL to its employees. KL has limited experience managing a public company, where public scrutiny and cyber threats may be more frequent and severe.

Cybersecurity threats may also originate from internal sources, including employee or contractor misconduct, intentional or inadvertent misuse of authorized access, social engineering, credential compromise, human error, or failures to comply with established security policies, procedures, and controls. Individuals with legitimate access to our systems may be uniquely positioned to cause or facilitate data breaches, system disruptions, or the unauthorized disclosure or manipulation of sensitive information, whether intentionally or unintentionally. Our Manager maintains a cybersecurity program designed to mitigate these internal risks through a combination of administrative, technical, and physical safeguards, including role based access controls, segregation of duties, continuous monitoring and logging of system activity, incident detection and response protocols, and mandatory cybersecurity awareness training for employees. The program also includes policies governing acceptable use, data classification and protection, and periodic access reviews. However, no internal controls or training programs can fully eliminate the risk of insider threats, human error, or policy noncompliance.

The growing frequency and sophistication of cyberattacks may significantly increase our costs and legal exposure. As cyber threats become more frequent and complex across the market, we may incur substantial costs to protect our infrastructure and respond to incidents, including expenses for additional personnel, consultants, and advanced security technologies. Any compromise of our or KL’s security could result in violations of privacy and other applicable laws, unauthorized access to sensitive information, significant legal and financial exposure, reputational damage, misuse of data, and a loss of confidence in our security measures, all of which could materially harm our business. Furthermore, remediation costs for security events may not be covered by insurance. In addition, any material cybersecurity incident will require public disclosure under SEC rules.

ESG initiatives, requirements and market expectations may impose additional costs and risks

There is a focus from some regulators, investors, and certain of our counterparties’ stakeholders concerning corporate sustainability, particularly as our business centers around land assets. For example, California has enacted climate focused disclosure laws, which require certain companies doing business in California to disclose greenhouse gas emissions and/or potential climate-related financial risks. These laws are subject to pending legal challenges. If they are implemented, we may be required to focus significant time and resources on behalf of ourselves and our counterparties to comply with these new requirements, and we may incur significant costs in compliance with such rules. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us, or otherwise do business with us, if they believe our or our counterparties’ policies relating to corporate responsibility are inadequate. Third party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed are evolving, which could result in greater expectations of us and our counterparties and cause us and our counterparties to undertake costly initiatives to satisfy such new criteria. Alternatively, if we or our counterparties elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our or our counterparties’ policies with respect to corporate responsibility are inadequate.

We may face reputational damage in the event that our or our counterparties’ corporate responsibility procedures or standards do not meet the goals or the standards set by various constituencies. If we and our counterparties fail to comply with ESG related regulations and to satisfy the expectations of investors and our counterparties’ stakeholders, or our counterparties’ announced goals and other initiatives are not executed as planned, our reputation could be adversely affected, and our business, financial condition or results of operations, and our ability to grow our business, may be negatively impacted. In addition, we may incur significant costs in attempting to comply with regulatory requirements, ESG policies or third-party expectations or demands and we may not be successful in effectively complying with regulatory requirements, ESG policies or third-party expectations.

We may also receive pushback from other stakeholders regarding any initiatives related to ESG, reflecting continued scrutiny of such initiatives and potential implications for non-governmental entities, including publicly traded companies. In March 2025, the SEC voted to end its defense of federal climate disclosure rules that had been adopted in March 2024. Though the SEC climate disclosure rules are subject to ongoing litigation and final agency action remains pending, the SEC’s withdrawal confirms the federal shift away from climate and ESG policies. If we do not successfully manage expectations across varied stakeholder interests or we experience conflicts between actual or proposed governmental regulations and stakeholder expectations, it could erode stakeholder trust or impact our reputation, and our financial results may suffer. In addition, even if we are effective at addressing such concerns, we may experience increased costs as a result of balancing competing interests and public opinion related to ESG matters and executing upon any ESG goals, which costs may not be offset by any benefit to our reputation, and which could have an adverse impact on our business and financial condition.

Artificial intelligence (“AI”) and other machine learning techniques could increase, accelerate, or amplify competitive, operational, legal and regulatory risks to our business in ways that we cannot predict.

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

Recent technological advances in AI present both opportunities and risks to us. If the data we, or third parties whose services we rely on, use in connection with the possible development or deployment of AI is incomplete, inadequate or biased in some way, the performance of our business could suffer. Data in technology that uses AI may contain a degree of inaccuracy and error, which could result in flawed algorithms in various models used in our business. The volume and reliance on data and algorithms also make AI more susceptible to cybersecurity threats, including data poisoning and the compromise of underlying models, training data or other intellectual property. Our personnel or the personnel of our service providers could, without being known to us, improperly utilize AI and machine learning-technology while carrying out their responsibilities. This could reduce the effectiveness of AI technologies and adversely impact us and our operations to the extent that we rely on the AI’s work product.

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

In addition, the use of AI by us or others may require compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of AI. There have been increased requirements, including from global regulators, regarding the use of “big data,” diligence of data sets and oversight of data vendors. Our ability to use data to gain insights into and manage our business may be limited in the future by regulatory scrutiny and legal developments.

Global economic and political instability, geopolitical conflicts, and changes in U.S. trade policies, including tariffs, could adversely affect our business, financial condition, or results of operations.

Our business could be adversely affected by unstable economic and political conditions within the U.S. and foreign jurisdictions, geopolitical conflicts, and changes in U.S. trade policies, including tariffs. Ongoing conflicts, such as those in Ukraine and the Middle East, and uncertainty regarding future trade relations between the U.S. and key trading partners, could disrupt global supply chains, increase material costs, and contribute to inflationary pressures. While we do not have direct counterparty or supplier relationships in these regions, sanctions, export controls, cyberattacks, and disruptions to energy markets could indirectly impact our business and the cost of goods necessary for homesite development and construction.

In addition, the U.S. has recently imposed, and may continue to impose or modify, significant tariffs with limited advance notice. These tariffs are expected to increase material costs on imported goods, including construction materials and other critical supplies, which could increase our costs and reduce availability of necessary materials, for our business partners and counterparties. These tariffs, as well as potential retaliatory measures by other countries, may further impact global trade flows, exacerbate inflation, and contribute to higher interest rates or general economic uncertainty. Such factors could negatively impact our business partners, employees, and counterparties or otherwise materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Governance Structure

Our dual-class capital structure may adversely affect the market price of our Class A Common Stock and in turn the value of our Class B Common Stock.

Pursuant to our Charter, we have two classes of Common Stock: Class A Common Stock and Class B Common Stock. The Class A Common Stock is listed on NYSE and publicly traded under the symbol “MRP”. We have no intention of listing the Class B Common Stock at this or any other time. As a result, your ability to transfer shares of Class B Common Stock may be limited, and you may need to bear the risks of your investment indefinitely. Individual shares of Class B Common Stock cannot be converted into Class A Common Stock; however, holders of a majority of the outstanding Class B Common Stock can cause the entire class to be converted into Class A Common Stock, and if that occurs, Millrose will no longer be authorized to issue Class B Common Stock.

The Class B Common Stock has ten votes for each share of Class B Common Stock held in the holder’s name, except when voting together with the holders of the Class A Common Stock, each holder of record of Class B Common Stock is entitled to the greater of (i) ten votes per share or (ii) that number of votes per share of Class B Common Stock that would entitle the outstanding shares of Class B Common Stock to cast, in the aggregate, 35% of the votes entitled to be cast on the matter, whereas the Class A Common Stock has one vote per share. Subject to the provisions of the Charter, with respect to all matters upon which stockholders are entitled to vote, the holders of the outstanding shares of Class A Common Stock and the holders of the outstanding shares of Class B Common Stock will vote together without regard to class (other than as to the number of votes per share). Notwithstanding the foregoing, so long as there are any shares of Class B Common Stock outstanding, any amendment to the Charter (except for those amendments permitted to be made without stockholder approval under Maryland law or by specific provision in the Charter) must be approved by the affirmative vote of the holders of two-thirds in voting power of the Class A Common Stock and Class B Common Stock, voting together without regard to class. Once there are no longer any shares of Class B Common Stock outstanding, the Charter may be amended only if the amendment is approved by the affirmative vote of stockholders entitled to cast a majority of all of the votes entitled to be cast on the matter. Additionally, any merger, consolidation, sale of all or substantially all of our assets or other business combination involving Millrose that is submitted for approval of the Millrose’s stockholders must be approved by both (i) a majority of the voting power of the votes entitled to be cast by all stockholders of Class A Common Stock and Class B Common Stock, voting together without regard to class, and (ii) a majority of the total outstanding votes entitled to be cast by all stockholders of Class B Common Stock, voting as a separate class. In addition, so long as any shares of Class B Common Stock are outstanding, Millrose shall not, without the affirmative vote of at least two-thirds of the shares of Class B Common Stock outstanding, voting separately as a class, issue additional shares of the Class B Common Stock (other than in connection with dividends or other distributions paid with shares of Class B Common Stock solely to holders of Class B Common Stock). As a result, holders of Class B Common Stock (which is currently held almost entirely by the Miller Family, as discussed below) have the ability to prevent Millrose from taking actions that may be viewed negatively by the Miller Family but might otherwise be viewed by other stakeholders as in the interests of Millrose and its stockholders.

As a result, the holders of the Class B Common Stock may have the ability to control the outcome of certain matters requiring stockholder approval for the foreseeable future, including the election of directors, even if their stock holdings represent less than a majority of the outstanding shares of Common Stock. This concentration of voting power will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This influence may adversely affect the market price of Class A Common Stock and the value of the Class B Common Stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our Common Stock that you may feel are in your best interest as one of our stockholders. A significant portion of the voting power of our Common Stock is held by the Miller Family, whose interests may differ from or conflict with the interests of Millrose stockholders.

Our Class B Common Stock will convert automatically into Class A Common Stock, on a one-for-one basis, upon the approval of the conversion, in whole, but not in part, of all shares of our Class B Common Stock, then outstanding by the holders of a majority of the outstanding shares of our Class B Common Stock. If that occurs, Millrose will no longer be authorized to issue our Class B Common Stock. Individual shares of our Class B Common Stock cannot be converted into our Class A Common Stock.

In addition, while we do not currently expect to issue any additional shares of our Class B Common Stock, and any such issuance requires the approval of the holders of our Class B Common Stock, any future issuances of our Class B Common Stock would be dilutive to both holders of our Class A Common Stock and our Class B

Common Stock. Such issuances would also reduce the voting power of our Class A Common Stock as compared to our Class B Common Stock and could further concentrate the voting power of holders of our Class B Common Stock relative to holders of our Class A Common Stock. Additionally, so long as there are any shares of our Class B Common Stock outstanding, and notwithstanding any future issuances of our Class A Common Stock, holders of our Class A Common Stock will not be entitled to cast more than 65% of the votes entitled to be cast by the holders of Common Stock and any other classes or series of stock entitled to vote with the Common Stock. Holders of our Class B Common Stock may be entitled to cast more than 35%, and holders of our Class A Common Stock may only be entitled to cast less than 65%, of the votes entitled to be cast by the holders of Common Stock and any other classes or series of stock entitled to vote with the Common Stock, if the number of outstanding shares of our Class B Common Stock multiplied by 10 (the “Class B Initial Vote”) is greater than 35% of the number of outstanding shares of our Class A Common Stock plus the Class B Initial Vote.

It is possible that our dual-class structure, combined with the concentrated influence of our Class B Common Stockholders, will result in a lower or more volatile market price of our Class A Common Stock or in adverse publicity or other adverse consequences.

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

Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make our Class A Common Stock less attractive to certain other investors. Additionally, any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could adversely affect the value of our Class A Common Stock and the market price of our Class B Common Stock.

Lennar, as the original parent company of Millrose and the initial contributor of the assets transferred to Millrose in connection with the Spin-Off, has certain Founder’s Rights, which are exclusive to Lennar. These rights, pursuant to the Founder’s Rights Agreement, include the Management Succession Consent Right, the Effective Equity Price Protection Right, the Enforcement Rights, the Applicable Rate Adjustment Right, the Capital Priority Right, the Secured Financing Collateral Consent Right, and the Pause Period Designation Right, among others (see “Part I, Item 1. Business—Operational Agreements with Lennar—Founder’s Rights Agreement” for a full description of the Founder’s Rights). The Founder’s Rights granted to Lennar could deter potential Other Counterparties from doing business with us and could deter potential investors, which could adversely affect the value of our Class A Common Stock and the value of our Class B Common Stock.

The Miller Family, members of which are substantial stockholders of Lennar, has substantial voting power with regard to us and the ability to exercise influence over certain corporate actions.

The Miller Family has shares of our Class B Common Stock that gives it the power to cast approximately 43% votes that can be cast of all the votes by Millrose stockholders. Therefore, the Miller Family has the ability to influence Millrose’s affairs and may have the ability to exercise control over them, including the election and removal of directors and other matters submitted to Millrose’s stockholders for approval, amendments to Millrose’s Charter and Bylaws, and significant transactions, if they are presented to Millrose’s stockholders for approval. As long as the Miller Family has near majority voting power, the Miller Family will also have the power to impede or cause a change in control of Millrose. The Miller Family voting power probably would discourage a potential acquirer from attempting to obtain control of Millrose without approval of the Miller Family, which the Miller Family might withhold if a proposed acquisition provides a control premium to any stockholders other than the Miller Family. Millrose stockholders are not entitled to dissenters’ rights of appraisal under Millrose’s Charter or applicable Maryland law unless our Board determines that such rights apply. In addition to its near majority voting power of our Common Stock, the Miller Family may be able to exert influence over Millrose’s business, by virtue of their relationship with Lennar and Lennar’s relationship with Millrose.

Given Stuart A. Miller’s role as Executive Chairman and Chief Executive Officer of Lennar, it is possible that the Miller Family’s interests may, in some circumstances, conflict with the interests of Millrose’s other stockholders. Various conflicts of interest between Lennar, the Miller Family and Millrose could arise. Potential conflicts of interest could also arise if Millrose enters into any new commercial arrangements with Lennar or with Mr. Miller.

Millrose entered into various agreements to govern Millrose’s relationship with Lennar, including the Master Program Agreement, Master Option Agreement, Founder’s Rights Agreement and others described under “Part I, Item 1. Business—Operational Agreements with Lennar.” The agreements between Lennar, Millrose and Millrose Holdings were not based on arm’s-length negotiations and were not approved by any of our independent directors as these were executed prior to the date of the Spin-Off. In addition, Lennar had significant influence in structuring the Spin-Off. Nobody separately represented Millrose in structuring the Spin-Off. It is possible that Millrose could have negotiated more favorable terms of the Lennar Agreements if it had engaged in arm’s length negotiations with Lennar.

Our rights and the rights of our stockholders to recover claims against our directors and officers are limited, which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that directors have no liability in their capacity as directors if they perform their duties in good faith, in a manner they reasonably believe to be in the corporation’s best interest and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the MGCL, our Charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

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

Our Charter and Bylaws, along with applicable provisions of Maryland law, include certain anti-takeover defense measure provisions that may make a merger, tender offer or proxy contest difficult, which could depress the market price of our Class A Common Stock and in turn the value of our Class B Common Stock.

In addition to any applicable anti-takeover defense measure provisions afforded under Maryland law, our Charter and Bylaws include certain provisions that may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination or an acquisition of Millrose, including provisions that:

• authorize our dual-class capital structure, which provides our holders of our Class B Common Stock with the ability to significantly influence the outcome of certain matters requiring stockholder approval, even if they own less than a majority of our outstanding shares of Common Stock;

• for so long as there are any shares of our Class B Common Stock outstanding, require a supermajority vote of the holders of our Common Stock, voting together without regard to class, to amend our Charter;

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

• permit issuances of authorized but unissued Common Stock without stockholder approval (other than, except for distributions of our Class B Common Stock to holders of our Class B Common Stock, additional issuances of our Class B Common Stock);

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

Lennar’s rights pursuant to the Founder’s Rights Agreement (as described under “Part I, Item 1. Business —Operational Agreements with Lennar—Founder’s Rights Agreement”) may allow Lennar to influence certain corporate matters and increase the risk that Lennar could use the consent right to hinder or delay Millrose’s ability to carry out its intended business and strategy. As such, the Lennar’s Founder’s Rights may deter Other Counterparties from wanting to engage in business with Millrose, and could also increase the risk of concern and uncertainty for potential investors, which could depress the market price of our Class A Common Stock and the value of our Class B Common Stock.

Maryland law may limit the ability of a third party to acquire control of us.

The MGCL provides protection for Maryland corporations against unsolicited takeovers by addressing, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholder rights plan, (c) make a determination not to apply the Maryland Business Combination Act, or (d) act or fail to act solely because of the effect the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Moreover, under the MGCL, the act of a director of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. The MGCL also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under the MGCL.

The MGCL also provides that, unless exempted, certain Maryland corporations may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, certain issuances of shares of stock and other specified transactions with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person, or an affiliate or associate of the Maryland corporation, owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of the Maryland corporation, unless the stock had been obtained in a transaction approved by its board of directors. The statute permits various exemptions from its provisions, including business combinations that are exempted by our Board prior to the time the interested stockholder becomes an interested stockholder. Our Board has adopted a resolution exempting any business combination involving us and any person from the provisions of this law, provided that such business combination is first approved by our Board, including a majority of directors who are not affiliates or associates of such person.

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

Millrose’s Charter provides that, except as specifically exempted by Millrose’s Charter or the Board, no person may own more than 9% of Millrose’s outstanding stock. Millrose’s Charter provides an excepted holder limit for the Miller Family to own, beneficially or by virtue of the applicable constructive ownership provisions of the Code, up to 12.8% in the aggregate, in value or in number of shares, whichever is more restrictive, of the outstanding shares of our Common Stock or the outstanding shares of all classes or series of Millrose stock. In addition, the Board has authorized Lennar’s retention of 20% of Millrose’s outstanding Common Stock and may in the future approve other stockholders to own more than 9% of Millrose’s outstanding stock. This makes it almost impossible for somebody to acquire control of Millrose without the approval of the Board.

Our Bylaws designate any state court of competent jurisdiction within the State of Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other agents.

Our Bylaws currently provide that unless we consent in writing to the selection of an alternative forum, only a state court of competent jurisdiction within the State of Maryland, or, if such state courts do not have jurisdiction, the United States District Court located within the State of Maryland, will be the sole and exclusive forum for: (1) any Internal Corporate Claim, as such term is defined in the MGCL, or any successor provision thereof, and any action or proceeding asserting any Internal Corporate Claim, including without limitation: (i) any derivative action or proceeding brought on behalf of Millrose, other than any action arising under federal securities laws, (ii) any claim, or action or proceeding asserting a claim, based on an alleged breach of any duty owed by any director or officer or other employee of Millrose to Millrose or to the stockholders of Millrose, or (iii) any claim, or any action or proceeding, asserting a claim, against Millrose or any director or officer or other employee of Millrose arising under or pursuant to any provision of the MGCL or our Charter or our Bylaws, or (2) any action or proceeding asserting a claim against Millrose or any director or officer or other employee of Millrose that is governed by the internal affairs doctrine of Maryland law. The exclusive forum provision of our Bylaws does not apply to any action for which a court sitting in the State of Maryland does not have jurisdiction. The exclusive forum provision of our Bylaws does not establish exclusive jurisdiction in the courts of Maryland for claims that arise under the federal securities laws or claims arising under the Securities Act, or the Exchange Act or any claim for which the federal courts have jurisdiction. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of Common Stock shall be deemed to have notice of and to have consented to these provisions of our Bylaws, as they may be amended from time to time.

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

As a result of all these factors, our failure to qualify as a REIT also could impair our ability to implement our business strategy and could adversely affect the value of our Common Stock. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to remain qualified as a REIT. Although we believe that we will qualify as a REIT beginning with our first taxable year ended December 31, 2025, we cannot assure you that we will remain qualified as a REIT for U.S. federal income tax purposes.

Additionally, because we have no employees or management of our own and all our operations are run by our Manager and the employees that our Manager appoints for us, our ability to qualify for and maintain REIT status is entirely dependent on our Manager to ensure that we operate in ways that are fully compliant with all applicable REIT Requirements. The employees that our Manager assigns to us may not have extensive experience with managing a REIT or maintaining REIT status for any companies it manages, and our Board has limited recourse (including certain indemnities, limitations on activities, and termination) against KL under the Management Agreement if KL fails to ensure that we follow all applicable requirements to qualify for or maintain our status as a REIT.

Complying with REIT Requirements may require us to forgo otherwise attractive investments or to dispose of otherwise attractive investments.

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders, and the ownership of our capital stock. In order to meet these tests, we may be required to forgo investments we might otherwise make. Thus, compliance with the REIT Requirements may hinder our performance. In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including any mortgage loans. The remainder of our investment in securities (other than government securities, securities of MPH Parent and any other TRSs, and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of MPH Parent and other TRSs, and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% (25% for taxable years beginning after December 31, 2025) of the value of our total assets can be represented by securities of one or more TRSs (other than qualified real estate assets). If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering resulting tax consequences, which may adverse. As a result, we may be required to liquidate otherwise attractive investments from our portfolio. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Even though we intend to qualify as a REIT, we will face tax liabilities that could reduce our cash flows.

Even though we intend to qualify for taxation as a REIT, all our land acquisition and development activities will be conducted through one or more TRSs. MPH Parent and any of other of its TRSs will be subject to U.S. federal income tax at regular corporate rates, as well as state, and local income taxes. Also, we may be subject to certain U.S. federal, state, and local taxes, or non-U.S. taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property, and transfer taxes. For example, if Millrose fails to satisfy the 75% gross income test, and yet has maintained its qualification as a REIT because certain other requirements have been met, we may be subject to a 100% tax on the net income attributable to the product of (i) the amount of gross income by which it fails the 75% gross income test and (ii) a fraction intended to reflect Millrose’s profitability. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, our stockholders that are tax-exempt entities, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. State, local, and non-U.S. income tax laws may differ substantially from the corresponding U.S. federal income tax laws. Any of these taxes would decrease cash available for distributions to stockholders. Our stockholders are urged to consult their tax advisors regarding the effect of U.S. federal, state, local and non-U.S. tax laws on ownership of our Common Stock.

Our organizational structure, including our ownership of interests in MPH Parent and other TRSs in the future, raises certain tax risks.

Our current organizational structure consists of a parent company (Millrose), which wholly owns MPH Parent, a TRS. MPH Parent, in turn, owns, either directly or through intervening subsidiaries, the Property LLCs where all of our land assets are held.

A TRS is an entity classified as a corporation for U.S. federal income tax purposes in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. A TRS also includes any corporation other than a REIT with respect to which a TRS owns securities possessing more than 35% of the total voting power or value of the outstanding securities of such corporation. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business. A TRS is subject to income tax as a regular corporation. Millrose and MPH Parent have jointly filed to elect for MPH Parent to be a TRS. Millrose has formed other TRSs and may form or acquire additional TRSs in the future.

MPH Parent and Millrose’s other TRSs are, and any TRS Millrose forms or acquires in the future will be, subject to corporate income tax at the U.S. federal, state, and local levels (including on gain recognized from the sale of property held by it and taxable income attributable to land acquisition and development activities). These tax liabilities, if material, would diminish the amount of income earned through a TRS that would be distributable to Millrose and ultimately to our stockholders. U.S. federal, state and local corporate income tax rates may be increased in the future, and any such increase would further reduce the amount available for distribution by us to our stockholders from income earned through a TRS after the effective date of any increase in such tax rates. In addition, a 100% excise tax will be imposed on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

As a REIT, no more than 25% of our gross income with respect to any year may, in general, be from sources other than certain real estate-related assets. Dividends paid to us from MPH Parent or any other TRSs will be considered non-real estate income. However, we expect that most of our income from MPH Parent or any other TRSs will be interest income from the Promissory Notes given the by the MPH Parent and such other TRSs to Millrose. We expect that interest income to be qualifying REIT income, and we will be relying on this income to help us qualify for and maintain Millrose’s REIT status. We may fail to qualify as a REIT if the dividends from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.

To continue qualifying as a REIT, we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our business objectives and reduce your overall return.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. We will be subject to U.S. federal income tax on any undistributed REIT taxable income or net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on our land acquisition and development business or other investment opportunities, and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Certain types of assets generate substantial mismatches between REIT taxable income and available cash. As a result, the requirement to distribute a substantial portion of our REIT taxable income could cause us to: (i) sell assets in adverse market conditions; (ii) offer Lennar reductions in the price of exercising its options in order to induce it to accelerate exercise, (iii) raise capital on unfavorable terms; or (iv) distribute amounts that would otherwise be invested in future acquisitions or repayment of debt, in order to comply with REIT Requirements. To the extent that we are required to sell assets in adverse market conditions or raise capital on unfavorable terms, we could be materially and adversely affected. Further, amounts distributed will not be available to fund our operations or further our business objectives. Under certain circumstances, covenants and restrictions imposed by debt facilities may prevent us from making distributions that we deem necessary to comply with REIT Requirements.

It is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT. Furthermore, our inability to make required distributions could threaten our status as a REIT and could result in material adverse tax consequences for us and our stockholders. Alternatively, we may make taxable in-kind distributions of our own stock, which may result in our stockholders being required to pay income taxes with respect to such distributions in excess of any cash they receive or cause us to be required to withhold taxes with respect to such distributions in excess of any cash our stockholders receive.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts, or estates is generally subject to tax at reduced rates. Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts or estates is 20%. Dividends payable by a REIT, however, generally are not eligible for this reduced rate, except to the extent that the REIT’s dividends are attributable to qualified dividends received by the REIT and such REIT designates that portion of its dividends as qualified dividends. Distributions from REITs that are treated as dividends but are not designated as qualified dividends or capital gain dividends are treated as ordinary income. Under currently applicable tax law, distributions from REITs that are treated as dividends but are not designated as qualified dividends or capital gain dividends are taxed as ordinary income after the deduction under section 199A of the Code for 20% of the amount of the dividend in the case of certain U.S. non-corporate stockholders. To qualify for this deduction, the U.S. stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to qualified dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our Common Stock. In addition, certain U.S. stockholders may be subject to a 3.8% Medicare tax on dividends payable by REITs. Tax rates applicable to our dividends could be changed in future legislation.

The stock ownership restrictions of the Code for REITs and the stock ownership limits in our Charter may inhibit market activity in shares of our stock and restrict our business combination opportunities.

Our Charter restricts the acquisition and ownership of shares of our stock above certain thresholds in order to preserve our status as a REIT. Among other limitations on ownership and transfer of shares of our stock, our Charter restricts, with certain exceptions, any person or entity from owning, beneficially or by virtue of the applicable constructive ownership provisions of the Code, more than 9%, in value or in number of shares, whichever is more restrictive, of the outstanding shares of our Common Stock or 9% in value of the outstanding shares of all classes or series of our stock. A person holding less than 9% of our total outstanding capital stock or Common Stock may become subject to our Charter restrictions if repurchases by us cause such person’s holdings to exceed 9% of our total outstanding capital stock or Common Stock. Our Charter provides an excepted holder limit for the Miller Family to own, beneficially or by virtue of the applicable constructive ownership provisions of the Code, up to 12.8% in the aggregate, in value or in number of shares, whichever is more restrictive, of the outstanding shares of our Common Stock or the outstanding shares of all classes or series of our stock. Our Charter provides that shares of our capital stock acquired or held in excess of the ownership limits will automatically be transferred to a trust for the benefit of a designated charitable beneficiary, and that any person who acquires shares of our capital stock in violation of the ownership limits is not entitled to any dividends on such shares, to vote such shares or to receive any proceeds from the subsequent sale of such shares in excess of the lesser of the price paid for such shares or the amount realized from the sale (net of any commissions and other expenses of sale). A transfer of shares of our capital stock (including our Common Stock) in violation of the ownership limits is void ab initio under certain circumstances. Pursuant to our Charter, our Board, by vote of a supermajority of its members, may waive these ownership limits or create new limits. Our Board has provided a waiver of this stock ownership restriction to certain stockholders in connection with the Distribution and to Lennar in connection with the shares of Common Stock, held in the form of our Class A Common Stock, retained by Lennar after the Distribution. However, our Board may not grant an exemption from these restrictions to any proposed transferee whose ownership of our outstanding stock would result in our being “closely held” within the meaning of Section 856(h) of the Code or otherwise would result in our failing to qualify as a REIT, and any waivers granted will be subject to certain initial and ongoing conditions designed to protect our status as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interest to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to so qualify as a REIT.

The ability of the Board to revoke our REIT qualification without stockholder approval may cause adverse consequences to all of our stockholders.

Our Charter provides that our Board may revoke or otherwise terminate our REIT election if our Board determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT, without stockholder approval. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to stockholders in computing our taxable income and will be subject to U.S. federal income tax at regular corporate rates and to state and local taxes, which may have adverse consequences on our total return to our stockholders.

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

As a public company, we are subject to the reporting requirements of applicable laws and regulations, including the Exchange Act, Sarbanes-Oxley Act and Dodd-Frank Act, and the rules and regulations of the NYSE, which impose various requirements on listed companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We are entirely reliant on our Manager for compliance with our public company responsibilities. These requirements make some activities more difficult, time-consuming, and costly, and place significant strain on the Manager’s personnel, systems and resources. Our Manager does not have experience managing a public company and may increase the risk of potential non-compliance.

We are relying on the Manager in continuing to evaluate these rules and regulations and cannot predict or estimate the amount of additional costs to the Manager or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

The Management Agreement requires the Manager to ensure that we have internal controls over financial reporting that meet the requirements of federal securities laws. Such internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our Manager is responsible for ensuring our internal controls and procedures are compliant with applicable laws and regulations, including the Exchange Act, Sarbanes-Oxley Act and Dodd-Frank Act, which require annual management assessment of the effectiveness of our internal control over financial reporting. Implementing any appropriate changes to our internal controls may distract the Manager and its officers and employees from their business operations, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. The Manager may not have the required experience in monitoring the adequacy of our internal controls as a public company.

We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. Any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. Deficiencies, including any material weakness, in our internal control over financial reporting that may occur in the future could result in misstatements or restatements of our financial statements or a decline in the price of our securities, which could lead to a loss of investor confidence in us and in the reliability of our financial statements. Matters impacting our internal controls may also cause us to be unable to report our financial data on a timely basis, or may cause us to restate previously issued financial data, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. If our investors perceive that our internal controls are inadequate or that we are unable to produce accurate and reliable financial statements on a timely basis, we may see negative impacts on the trading price of our Class A Common Stock and on our ability to raise additional capital, and on our ability to effectively market and sell our service to new and existing counterparties.

Additionally, when we no longer qualify as a non-accelerated filer, and beginning with the Form 10-K for the fiscal year ending December 31, 2026, our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. If we cannot maintain effective procedures or internal control over financial reporting, or our independent registered public accounting firm cannot provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our Class A Common Stock and in turn the value of our Class B Common Stock could decline.

KL does not have prior experience in managing publicly traded companies.

While Kennedy Lewis has significant experience and expertise in the land banking industry and has worked with Lennar in the past in situations related to land banking, prior to the Spin-Off, it did not have prior experience in managing publicly traded companies. Lennar’s selection of KL as the Manager was solely based on their prior working relationship with Kennedy Lewis and their reliance on Kennedy Lewis’ expertise in offering land banking. Lennar did not engage in a competitive selection process to evaluate KL against other potential manager candidates, including potential managers with relevant experience in managing public companies. Kennedy Lewis was engaged to advise Lennar as a strategic advisor in structuring the Spin-Off with the intention that KL would be retained to manage Millrose following the Spin-Off.

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

We engage outside counsel, advisors and experts to assist with our public company compliance, including with respect to reporting and disclosure requirements, controls and compliance requirements, stock exchange rule requirements, among others; however, there can be no assurance that we will be fully compliant with all legal, regulatory, rule and policy requirements to which we are subject at all times. If our Manager fails to adequately manage Millrose and ensure full compliance, or if we are found to be significantly behind traditional land banking entities in adopting and implement corporate governance best practices, our business, financial condition or results of operations, along with our reputation, may be impacted. For example, if we are not fully compliant with applicable reporting and disclosure requirements, we may face investigations and enforcement action from the SEC; if we are not compliant with applicable stock exchange listing requirements, we may we face delisting from the NYSE; and if our governance practices are found or perceived to be inconsistent with those of other public companies, we could face scrutiny, backlash and suits from our stockholders.

Risks Related to Our Common Stock

There is currently a limited history of an active trading market for our Class A Common Stock, which may restrict your ability to sell your shares.

There is currently a limited history of an active trading market for our Class A Common Stock. Furthermore, a robust active trading market for our securities may not be sustained. You may be unable to sell your securities unless a market can be sustained. Whether an active public trading market for shares of our Class A Common Stock will continue will depend on a number of factors, including the extent of institutional investor interest in us, the reputation of REITs generally and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate-based companies), our actual and projected financial results, our distribution policy and general stock and market conditions. Therefore, purchasers of our Class A Common Stock should have a long-term investment intent and should recognize that it may be difficult to sell the shares, notwithstanding the fact that they are not restricted securities.

Our Class B Common Stock is not listed on any exchange or in any other organized market, and may not trade at all, which may limit your ability to transfer shares of Class B Common Stock.

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

As discussed above, there is a limited history of an active trading market for our Class A Common Stock. Further, the lack of public company peers may also increase volatility in the market price of our Common Stock. For many reasons, including the risks identified in this Form 10-K, the market price of our Class A Common Stock may be volatile. These factors may result in short or long-term negative pressure on the value of our Common Stock.

Following the Spin-Off, Lennar owned 20% of the outstanding shares of our Common Stock (in the form of our Class A Common Stock) and disposed of this stock through the Exchange Offer, which expired on November 21, 2025. Lennar may also dispose of additional shares of our Class A Common Stock and our Class B Common Stock that are forfeited back to Lennar by its employees through a subsequent spin-off, split-off, public offering, private sale or any combination of these potential transactions. Additionally, other stockholders may decide to dispose of some or all of our Class A Common Stock that they received in the Spin-Off, which may generally be sold at any time in the public market. Further, as described under “Part I. Item 1. Business— Operational Agreements with Lennar—Founder’s Rights Agreement,” Lennar has an Effective Equity Price Protection Right, whereby in the event that Millrose issues additional shares of our Class A Common Stock (or any other equity securities in a manner consistent with its Charter) within 18 months of the date of the Spin-Off to any Other Counterparty in exchange for future property assets in a transaction consistent with the Applicable Rate Adjustment Right and with an aggregate value in excess of $500 million at a price per share lower than the price per share received by Lennar for the assets transferred to Millrose in connection with the Spin-Off, Millrose must issue an additional number of shares of our Class A Common Stock to Millrose stockholders equal to the number of additional shares the Lennar stockholders who received our Common Stock at the Distribution Date would have received if the Distribution had been executed at the same price per share as what the Other Counterparty received in connection with the Subsequent Bulk Assets Contribution, as calculated in the manner described under “Part I, Item 1. Business—Operational Agreements with Lennar—Founder’s Rights Agreement” and distribute such shares to its stockholders in a stock dividend, subject to approval by the Board and in compliance with Maryland law. If too many stockholders sell our Class A Common Stock at the same time or if the Effective Equity Price Protection Right is exercised, our stock price might be reduced due to the influx of supply, especially if the number of shares being sold saturates the market and there is not enough corresponding demand. The sales of significant amounts of our Class A Common Stock, or the perception in the market that this may occur, may result in the lowering of the market price of our Class A Common Stock, and value of our Class B Common Stock, which may have a material adverse effect on our business, financial condition and results of operations. In particular, the Effective Equity Price Protection Right is effective for the 18-month period following the Spin-Off, which is a time when the stock price of newly public companies is likely to already be depressed, and so an issuance of a potentially significant amount of additional our Class A Common Stock to Millrose’s stockholders, many of whom may decide to sell into the market following such distribution, would further depress an already likely depressed stock price.

Your voting power in Millrose may be further diluted if we issue more shares of our Common Stock in the future, including in connection with the acquisition of any future property assets.

Our Charter allows us to issue up to the amount authorized and still unissued shares of our Common Stock as set forth in our Charter without stockholder approval, except that any future issuances of shares of our Class B Common Stock requires the affirmative vote of the holders of at least two-thirds of the shares of our Class B Common Stock then outstanding. We are not required to offer any such additional stock to existing holders of Common Stock on a preemptive basis. Holders of shares of preferred stock, if authorized and issued, will generally be entitled to receive distributions, both current and in connection with any liquidation, dissolution or winding up, prior to the holders of our Common Stock. Our Board may elect for us to issue shares of our stock in future public or private offerings, particularly if we require raising additional capital in the market. In accordance with Lennar’s Effective Equity Price Protection Right, if Millrose issues additional shares of our Class A Common Stock (or any other equity securities in a manner consistent with its Charter) within 18 months of the date of the Spin-Off to any Other Counterparty in exchange for future property assets in a transaction consistent with the Applicable Rate Adjustment Right and with an aggregate value in excess of $500 million at a price per share lower than the price per share received by Lennar for the assets transferred to Millrose in connection with the Spin-Off, Millrose must issue an additional number of shares of our Class A Common Stock to Millrose stockholders equal the number of additional shares the Lennar stockholders who received our Common Stock at the Distribution Date would have received if the Distribution had been executed at the same price per share as what the Other Counterparty received in connection with the Subsequent Bulk Assets Contribution, and such shares must be distributed to Millrose’s stockholders in a stock dividend (subject to approval by the Board and in compliance with Maryland law), which could result in an issuance of a significant amount of additional shares of our Class A Common Stock and further dilution for existing stockholders. See “Part I, Item 1. Business—Operational Agreements with Lennar—Founder’s Rights Agreement,” for more information. We may also issue additional shares of our Common Stock (our Class A Common Stock, in most if not all cases) in connection with acquiring any future property assets when entering into new agreements or as part of any ongoing relationships we may have in the future. Any future issuances of our Common Stock, including in connection with future agreements with Other Counterparties and with equity awards pursuant to our 2024 Incentive Plan or any other incentive plan, or preferred stock, will dilute the holdings and voting power of all existing holders. The perception that we may issue additional Common Stock may impact the trading price of our Class A Common Stock and the value of our Class B Common Stock.

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

We intend for our annual dividend to be more than 90% of our REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains. Our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described in this Form 10-K. Dividends will be authorized by our Board and declared by us based upon a number of factors, including actual results of operations, restrictions under Maryland law or applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT Requirements, our operating expenses and other factors our Board deems relevant. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash dividends or year-to-year increases in cash dividends in the future.

Furthermore, while we are required to pay dividends in order to qualify as a REIT and to maintain our REIT status, we may elect not to maintain our REIT status, in which case we would no longer be required to pay such dividends. Moreover, even if we do elect to maintain our REIT status, we may elect to comply with the applicable distribution requirements by distributing, under certain circumstances, a portion of the required amount in the form of shares of our Common Stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in shares of Common Stock in lieu of cash, such action could negatively affect our business and financial condition as well as the market price of our Common Stock. Notwithstanding our current intention to qualify as a REIT and maintain such status and any current plans or announcements with respect to dividends, no assurance can be given that we will pay any dividends on shares of our Common Stock in the future.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risks Management and Strategy

We rely on our Manager’s cybersecurity program, to identify, assess, and manage material risks to our business from cybersecurity threats. With oversight from our Board, our Manager and executive officers are responsible for establishing and monitoring the effectiveness of our controls for cybersecurity risk and have implemented an enterprise-wide information security program designed to identify, protect against, detect, assess, respond to, and manage reasonably foreseeable cybersecurity risks and threats to our systems. Our Manager’s cybersecurity risk management processes are integrated into our broader risk management processes and are evaluated in conjunction with other operational and business risks. The program, which is supported in part by third-party consultants and service providers, includes cybersecurity risk assessments, an incident response plan, business continuity planning, as well as ongoing vulnerability scanning and periodic penetration testing. In addition, Kennedy Lewis has implemented mandatory cybersecurity training for all employees and phishing tests designed to raise awareness and educate personnel on cybersecurity risks.

To protect our systems from cybersecurity threats, our Manager uses various security tools that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, software for employee access monitoring and reporting, threat detection, and mobile device controls.

Cybersecurity threats may also arise from internal sources, including employee misconduct, misuse of authorized access, human error, or failures to follow established security policies and procedures. Our Manager’s cybersecurity program is designed to mitigate such internal risks through access controls, monitoring and logging, segregation of duties, mandatory cybersecurity training, and policies governing acceptable use and data protection.

Our risk management processes include oversight and identification of cybersecurity threats related to third-party service providers. Service provider due diligence may include, as appropriate depending on the nature of the service and the provider’s access to our data, periodic reviews of the provider’s business continuity planning, data protection, and cybersecurity practices, as well as contractual commitments to maintain IT systems in accordance with cybersecurity standards.

As of the date of this Form 10-K, we are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including in our business strategy, results of operations or financial condition. However, our business is highly dependent on our ability to collect, use, store and manage organizational and property data. If any of our significant information and data management systems do not operate properly or are disabled, we could suffer a material disruption of our business or managing real estate, loss of sensitive data, regulatory intervention, breach of confidentiality or other contract provisions, or reputational damage. These systems may fail to operate properly or become disabled as a result of events wholly or partially beyond our control, including disruptions of electrical or communications services, natural disasters, political instability, terrorist attacks, sabotage, computer viruses, deliberate attempts to disrupt our computer systems through “hacking,” “phishing,” or other forms of both deliberate or unintentional cyber-attack, or our inability to occupy our office location. See “Part I, Item 1A. Risk Factors” for more information on risks from cybersecurity threats that are reasonably likely to materially affect our business strategy, results of operations and financial condition.

Governance

The Audit Committee of the Board (the “Audit Committee”) oversees Millrose’s cybersecurity risk as part of our overall risk management policies. The Board, including the Audit Committee, receives updates on a quarterly basis from our Manager and executive officers on our cybersecurity program, including measures taken to address cybersecurity risks and significant cybersecurity incidents.

Our Chief Technology Officer (“CTO”) leads the cybersecurity program, and is responsible for developing, implementing, and monitoring our cybersecurity infrastructure and managing our response to threats or security incidents, in coordination with our Manager’s IT and Compliance team. Our General Counsel provides oversight on legal and regulatory aspects of cybersecurity risk management. We engage a third party to assist with cybersecurity risk assessment, policies and documentation, training and tabletop exercises, and vulnerability scanning and penetration testing.

Our CTO has served in this role since February 2025 and has more than ten years of technology and cybersecurity experience. He is concurrently a Managing Director at Kennedy Lewis where he has been responsible for managing the firm’s technology and analytical capabilities since 2022.

Item 2. Properties

Our corporate headquarters are located at 600 Brickell Avenue, Suite 1400, Miami, Florida 33131.

We hold homesite properties in connection with our land banking operations throughout the United States, the locations of which are summarized under “Part I. Item 1. Business—Our Objectives and Strategies —Portfolio Overview”. These properties are owned and sold to homebuilders upon exercise of their purchase options under option contracts. We generally do not enter into occupancy arrangements with builders or allow tenants on our homesite properties.

Counterparties are required to maintain adequate builder risk insurance and commercial general liability insurance before commencing Land Development or improvements, and land assets acquired under option agreements must be insured by counterparties consistent with industry standards.

Title and interest in property assets are evaluated on a case-by-case basis as they are acquired, and we obtain certain representations and warranties regarding title and interest from sellers at acquisition. Millrose generally does not obtain appraisals, valuations or fairness opinions for land assets before acquiring them. Millrose did not obtain appraisals, valuations or fairness opinions for the land assets acquired in the Spin-Off from Lennar and in the Rausch Transaction.

Properties in our Real Estate Portfolio are subject to state and local taxes, which are typically borne by homebuilders while their purchase options remain outstanding.

For additional discussion of our Real Estate Portfolio, its utilization in our business and risks associated with holding such properties, see “Part I. Item 1. Business—Our Objectives and Strategies —Portfolio Overview,” “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I. Item 1A. Risk Factors—Risks Related to Our Business Model and Investment in a Recently Formed Entity” in this Form 10-K.

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

Part II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock has been listed on the New York Stock Exchange under the symbol “MRP” since February 5, 2025. Prior to that date, there was no public trading market for our Common Stock. A “when-issued” trading market for our Class A Common Stock existed between February 5, 2025 and February 7, 2025. We do not intend to list shares of our Class B Common Stock on the NYSE or any other exchange or quotation system, and it is unlikely that there will be a public trading market for our Class B Common Stock. The closing price for our Class A Common Stock on February 23, 2026 was $30.59 per share.

Authorized Capital Stock

Under our Charter, the Company has authorized 275,000,000 shares of Class A Common Stock, par value $0.01 per share, 175,000,000 shares of Class B Common Stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share.

Holders

As of February 23, 2026, we had 166,003,497 shares of Common Stock outstanding. As of February 23, 2026, there were (i) 2,019 record holders of our Class A Common Stock and (ii) 24 record holders of our Class B Common Stock. There were no shares of preferred stock outstanding.

Dividends

We intend to elect to be classified and to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2025.

We intend to continue to make distributions to our stockholders based on our adjusted funds from operations (“AFFO”). For purposes of determining our cash contributions, the AFFO will be calculated starting with funds from operations (“FFO”), which is the net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate depreciation. FFO will then be adjusted to eliminate the impact of non-recurring items that are not reflective of ongoing operations and certain non-cash items that reduce or increase net income (loss) in accordance with GAAP, and for income tax expense (other than income tax expenses of our TRSs) that will not be incurred following our election and qualification to be subject to tax as a REIT for U.S. federal income tax purposes. Millrose’s computation of AFFO may differ from the methodology for calculating AFFO used by other equity REITs, and, therefore, may not be comparable to such other REITs.

U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay regular corporate income tax rates on any undistributed taxable income to the extent that it annually distributes less than 100% of its taxable income. Cash available for distribution to our stockholders is derived solely from distributions from MPH Parent and interest from the Promissory Notes. All dividends will be made by us at the discretion of our Board and will depend on the financial position, results of operations, cash flows, capital requirements, debt covenants (which are expected to include limits on dividends), applicable law and other factors as our Board deems relevant. Up to 80% of these dividends may be paid in the form of a stock dividend, rather than cash. We cannot guarantee, and there can be no assurance, that we will declare or pay any cash dividends or distributions.

We intend to continue to pay dividends and anticipate that our dividends will generally be taxable as ordinary income to our stockholders, not as income from qualified dividends (which are taxed at a reduced rate), although a portion of the dividends may be designated by us as qualified dividend income or capital gain or may constitute a return of capital. We will furnish annually to each of our stockholders a statement setting forth the dividends paid during the preceding year and their characterization as ordinary income, return of capital, qualified dividend income or capital gain.

Our dividend policy enables us to review from time to time alternative funding sources to pay our required distributions. To the extent those funding sources are insufficient to meet our cash needs, or the cost of such financing exceeds the cash flow generated by the Real Estate Portfolio for any period, cash available for distribution could be reduced. To the extent that our cash available for distribution is less than the amount required to be distributed under the REIT provisions of the Code, we may pay up to 80% of the dividend in the form of a stock dividend. Also, if the Board believes we should pay at least most of the dividends in cash, we may consider various funding sources to cover any cash shortfall, including borrowing under debt facilities, selling certain of the Real Estate Portfolio (if builders will waive their purchase options) or using a portion of the net proceeds we receive in future offerings. See “Risk Factors—Risks Related to Legal, Regulatory, Tax and Accounting Compliance.”

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

The following are the Company's dividends as declared by the Board for the years ended December 31, 2025 and 2024, and through the date of this Form 10-K:

Payment Date	Record Date	Dividend per Share
April 15, 2025	April 4, 2025	$0.38
July 15, 2025	July 3, 2025	$0.69
October 15, 2025	October 3, 2025	$0.73
January 15, 2026	January 5, 2026	$0.75

For federal income tax purposes, the Company’s 2025 dividend distributions (excluding the dividend paid on January 15, 2026, which is treated as a 2026 dividend for tax purposes) were characterized entirely as ordinary taxable dividends per share, with no portion treated as capital gain dividends or return of capital.

There were no dividends declared by the Predecessor Millrose Business for the year ended December 31, 2024.

Stock Repurchases

There were no share repurchases of our Common Stock made during the year ended December 31, 2025.

Stock Performance Graph

The following graph compares the cumulative total return on Millrose Class A Common Stock with the cumulative total return of the S&P 500 Index and the FTSE Nareit All Equity REITs Index for the period from February 7, 2025, the first day Millrose Class A Common Stock began trading on the New York Stock Exchange, through December 31, 2025.

The graph and table assume that $100 was invested in each of Millrose Class A Common Stock, the S&P 500 Index, and the FTSE Nareit All Equity REITs Index on February 7, 2025, and that all dividends were reinvested. The total return values do not include dividends declared, but not paid, during the period. Cumulative returns shown in the graph are based on historical data and do not necessarily indicate future performance.

	Millrose	S&P Total	FTSE Nareit All
	Properties, Inc	Return Index	Equity REITs Index
February 7, 2025	100.00	100.00	100.00
December 31, 2025	118.44	114.95	96.64

This performance graph shall not be deemed “filed” for purposes of the Section 18 of the Exchange Act, except as expressly set forth by specific reference in such filing.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2026 (the “Proxy Statement”).

Recent Sales of Unregistered Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly under the section titled “Cautionary Statement Concerning Forward-Looking Statements.” The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected, or implied in the forward-looking statements. See the sections titled “Part I, Item 1A. Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the risks, uncertainties, and assumptions associated with these statements.

As further described in Note 1. Description of Business to our consolidated financial statements included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K, we completed the Spin-Off from Lennar on February 7, 2025. The financial information presented herein (i) for the periods prior to the February 7, 2025 Spin-Off is that of the Predecessor Millrose Business and is derived from the consolidated financial statements and accounting records of Lennar, and (ii) for the periods after the February 7, 2025 Spin-Off is that of Millrose and its subsidiaries. Millrose was formed on March 19, 2024 and has operated as an independent company since the Spin-Off on February 7, 2025.

Our Business

Millrose is a corporation incorporated under the laws of the State of Maryland on March 19, 2024. Millrose became an independent, publicly traded company on February 7, 2025 following the Spin-Off from Lennar and its Class A Common Stock is listed on the NYSE under the symbol “MRP”. We purchase and develop residential land and sell finished homesites to homebuilders by way of option contracts with predetermined costs and takedown schedules. We serve as a solution for homebuilders seeking to expand access to finished homesites while implementing an asset-light strategy. As fully developed homesites are sold by Millrose, capital is recycled into future land acquisitions for homebuilders, providing counterparties with durable access to community growth. Our option contracts provide for the payment of recurring option fees paid by our counterparties through the term of the applicable contract. To a lesser extent, we also provide development loans secured by property intended for single-family use to certain third-party counterparties. We are externally managed and advised by KL pursuant to the Management Agreement.

The Spin-Off and Related Transactions

On the Distribution Date, we completed our Spin-Off from Lennar through a distribution of approximately 80% of Millrose’s outstanding Common Stock to holders of Lennar Common Stock as of the close of business on January 21, 2025. In connection with the Spin-Off, we received a contribution from Lennar of approximately $5.5 billion in land assets, representing approximately 87,000 homesites, and cash of approximately $1.0 billion, which included $585 million of cash deposit liabilities related to option contracts with Lennar.

On February 10, 2025, we completed the acquisition of land consisting of approximately 25,000 homesites through the acquisition of 100% of the outstanding stock of RCH Holdings, Inc., a recently formed parent holding company of Rausch, for approximately $859 million in cash, which is net of option deposits funded by Lennar and other holdbacks.

On October 10, 2025, Lennar exercised its registration rights pursuant to the Registration Rights Agreement and commenced the Exchange Offer. On November 26, 2025, Lennar announced the results of the Exchange Offer through which Lennar accepted an aggregate of 8,049,594 shares of Lennar Class A common stock in exchange for 33,298,754 shares of Class A Common Stock of Millrose. The Exchange Offer was completed on November 28, 2025. As a result, Lennar now owns a de minimis amount of Common Stock following the completion of the Exchange Offer.

New Home Transaction

On May 12, 2025, the Company entered into a commitment with New Home for Millrose to provide land banking capital of up to $700 million to support New Home’s acquisition of Landsea. On June 25, 2025, New Home completed the acquisition of Landsea and the Company funded land banking capital of $494.5 million at closing for the acquisition of a portfolio of homesites on which the Company executed option agreements with New Home. As a result of the transaction, the Company acquired $522.8 million in land assets, consisting of 4,186 homesites for $494.5 million in cash, which is net of deposits of $28.3 million related to the option contracts.

In connection with the New Home transaction, on June 24, 2025, the Company entered into the DDTL Credit Agreement that provided for a delayed draw term loan facility with commitments in the aggregate amount of $1.0 billion that was scheduled to mature on June 23, 2026. Proceeds of the DDTL Credit Agreement were used to fund the New Home acquisition of Landsea and any remaining proceeds were available for general corporate purposes. On September 11, 2025, the DDTL Credit Agreement was terminated and all obligations thereunder were repaid in full (as further described below).

Senior Notes

On August 7, 2025, the Company completed the offering of $1.25 billion aggregate principal amount of the 2030 Notes (the “August 2025 Offering”). Net proceeds of the August 2025 Offering were used to repay $500 million principal amount outstanding under the DDTL Credit Facility and $450 million principal amount outstanding under the Revolving Credit Facility, and the remainder was used for general corporate purposes.

On September 11, 2025, the Company completed the offering of $750 million aggregate principal amount of the 2032 Notes (the “September 2025 Offering”). Net proceeds of the September 2025 Offering were used to repay the entire $500 million remaining principal amount outstanding under the DDTL Credit Facility, and related expenses. The remainder was used for general corporate purposes.

Invested Capital as of December 31, 2025

Invested Capital is a non-GAAP financial measure that represents the balance on which monthly cash option fees are paid by counterparties. Invested Capital includes certain components of our consolidated financial statements related to (i) homesites under option contracts, (ii) development loans receivable, and (ii) liabilities. The most directly comparable GAAP financial measure is homesites under option contracts as presented in the Company’s consolidated balance sheets. Management uses Invested Capital as a measure of the capital deployed and believes that the figure is useful to investors because it serves as the basis for generating option fees and other related income. This non-GAAP measure is presented solely to permit investors to understand how our management assesses underlying performance and is not, and should not be viewed as, a substitute for GAAP measures, and should be viewed in conjunction with our GAAP financial measures.

Invested Capital Activity for the Year Ended December 31, 2025

The table below reconciles GAAP reported homesites under option contracts to Invested Capital as of December 31, 2025 and summarizes invested capital activity for the year ended December 31, 2025:

	Year Ended December 31, 2025
(in thousands)	Master Program Agreement	Other Agreements	Total
Invested Capital Reconciliation of GAAP to Non-GAAP
GAAP reported homesites under option contracts as of December 31, 2025	$6,530,760	$2,341,935	$8,872,695
Add: Development loan receivables (gross)	—	330,004	330,004
Remove: Interest receivable on development loans	—	(6,696)	(6,696)
Remove: Due from counterparties (1)	(44,511)	(16,801)	(61,312)
Remove: Net deferred tax assets and deferred tax liabilities from homesite inventories	(56,824)	—	(56,824)
Remove: Earnest deposits from homesites under option contracts	7,560	—	7,560
Remove: Homesites under option contracts acquired through purchase money mortgages	(33,000)	—	(33,000)
Add: Development holdback liability	(100,000)	—	(100,000)
Add: Builder deposit liabilities	(201,948)	(280,800)	(482,748)
Total Invested Capital as of December 31, 2025	$6,102,037	$2,367,642	$8,469,679
Invested Capital
Invested Capital as of February 10, 2025 (2)	$6,407,547	$—	$6,407,547
Takedown Proceeds (3)	(3,167,953)	(254,863)	(3,422,816)
Land Acquisition and Development Funding (4)	2,862,443	2,622,505	5,484,948
Invested Capital as of December 31, 2025	$6,102,037	$2,367,642	$8,469,679
(in millions)
Weighted Average Yield as of December 31, 2025 (5)	8.5%	11.0%	9.2%
Implied Quarterly Income Run Rate as of December 31, 2025 (6)	$519	$260	$779
Weighted Average Remaining Life as of December 31, 2025 (7)	3.3 Years	2.0 Years	3.0 Years
Weighted Average Maturity as of December 31, 2025 (8)	64 Months	$35 Months	$57 Months

(1)
Includes option fees received from counterparties in the subsequent month.
(2)
Includes homesites under option contracts contributed by Lennar at Spin-Off and acquired from Rausch, less option earning deposits and other holdbacks.
(3)
Reduction in investment balance for the year ended December 31, 2025 from (a) homesite takedowns pursuant to option agreements, net of deposit credits adjusted for non-option earning deposits, and (b) repayment of development loans.
(4)
Includes acquisitions of homesites under option contracts, net of option earnings deposits, and development loan funding for the year ended December 31, 2025.
(5)
Based on average option rate and/or loan interest rate weighted by investment balance, assumes SOFR rate as of September 26, 2025.
(6)
Calculated by multiplying Invested Capital balance at end of period by weighted average yield as of December 31, 2025.
(7)
Calculated by taking weighted average life per each community weighted by investment balance.
(8)
Calculated by taking months until the final scheduled homesite sale per each community weighted by investment balance.

During the year ended December 31, 2025, we funded $2.862 billion for land acquisition and development and received $3.168 billion in net takedown proceeds under the Master Program Agreement at a weighted average yield of 8.5%. We funded $2.623 billion for land acquisition and development and received $254.9 million in net takedown proceeds for Other Agreements during this period at a weighted average yield of 11%. On a total portfolio basis, the weighted average yield was 9.2% as of December 31, 2025.

Invested Capital Activity for the Three Months Ended December 31, 2025

The table below reconciles GAAP reported homesites under option contracts to Invested Capital as of December 31, 2025 and summarizes invested capital activity for the three months ended December 31, 2025:

	Three Months Ended December 31, 2025
(in thousands)	Master Program Agreement	Other Agreements	Total
Invested Capital Reconciliation of GAAP to Non-GAAP
GAAP reported homesites under option contracts as of December 31, 2025	$6,530,760	$2,341,935	$8,872,695
Add: Development loan receivables (gross)	—	330,004	330,004
Remove: Interest receivable on development loans	—	(6,696)	(6,696)
Remove: Due from counterparties (1)	(44,511)	(16,801)	(61,312)
Remove: Net deferred tax assets and deferred tax liabilities from homesite inventories	(56,824)	—	(56,824)
Remove: Earnest deposits from homesites under option contracts	7,560	—	7,560
Remove: Homesites under option contracts acquired through purchase money mortgages	(33,000)	—	(33,000)
Add: Development holdback liability	(100,000)	—	(100,000)
Add: Builder deposit liabilities	(201,948)	(280,800)	(482,748)
Total Invested Capital as of December 31, 2025	$6,102,037	$2,367,642	$8,469,679
Invested Capital
Invested Capital as of September 30, 2025 (2)	$6,335,854	$1,817,555	$8,153,409
Takedown Proceeds (3)	(884,734)	(139,280)	(1,024,014)
Land Acquisition and Development Funding (4)	650,917	689,367	1,340,284
Invested Capital as of December 31, 2025	$6,102,037	$2,367,642	$8,469,679
(in millions)
Weighted Average Yield as of December 31, 2025 (5)	8.5%	11.0%	9.2%
Implied Quarterly Income Run Rate as of December 31, 2025 (6)	$131	$65	$196
Weighted Average Remaining Life as of December 31, 2025 (7)	3.3 Years	2.0 Years	3.0 Years
Weighted Average Maturity as of December 31, 2025 (8)	64 Months	$35 Months	$57 Months

(1)
Includes option fees received from counterparties in the subsequent month.
(2)
Includes (a) homesite under option contracts contributed by Lennar at Spin-Off and acquired from Rausch, less option earning deposits and other holdbacks, and (b) takedown, land acquisition and development funding activity through September 30, 2025.
(3)
Reduction in investment balance for the three months ended December 31, 2025 from (a) homesite takedowns pursuant to option agreements, net of deposit credits adjusted for non-option earning deposits, and (b) repayment of development loans.
(4)
Includes acquisitions of homesites under option contracts, net of option earnings deposits, and development loan funding for the three months ended December 31, 2025.
(5)
Based on average option rate and/or loan interest rate weighted by investment balance, assumes SOFR rate as of September 26, 2025.
(6)
Calculated by multiplying Invested Capital balance at end of period by weighted average yield as of December 31, 2025, adjusted for the number of days in the fourth quarter 2025.
(7)
Calculated by taking weighted average life per each community weighted by investment balance.
(8)
Calculated by taking months until the final scheduled homesite sale per each community weighted by investment balance.

During the three months ended December 31, 2025, we funded $650.9 million for land acquisition and development and received $884.7 million in net takedown proceeds under the Master Program Agreement at a weighted average yield of 8.5%. We funded $689.4 million for land acquisition and development and received $139.3 million in net takedown proceeds for Other Agreements during this period at a weighted average yield of 11%. On a total portfolio basis, the weighted average yield was 9.2% as of December 31, 2025.

Properties as of December 31, 2025

As of December 31, 2025, our homesite assets consisted of 933 properties (also known as communities) in 30 states across the United States, totaling approximately 142,139 homesites, with an approximate aggregate value of $8.9 billion of homesites under option contracts. Of the homesites owned as of December 31, 2025, we expect the total takedown prices of all homesites to be approximately $16.1 billion, and the total estimated development costs of homesites to be approximately $6.8 billion.

As of December 31, 2025, our property assets are collectively located across 30 U.S. states. Approximately 50% of the property assets are concentrated in three states (California, Florida, Texas) and approximately 41% are located in two strong housing market states: Florida and Texas (where we believe the market has healthy underlying demographic and/or economic trends primarily driven by generally steadily growing population).

The below table shows the location, number of properties, number of underlying homesites and expected total takedown prices of our properties as of December 31, 2025:

State Location	Number of Properties	Number of Underlying Homesites (1)	Total Takedown Prices
Alabama	42	5,021	$341,751,466
Arizona	37	4,483	519,907,226
Arkansas	49	4,872	350,237,837
California	68	13,345	3,394,358,734
Colorado	24	3,735	532,858,567
Delaware	8	1,082	181,461,239
Florida (2)	138	20,526	1,939,118,165
Georgia	42	3,835	417,394,504
Idaho	8	372	56,019,271
Illinois	15	979	105,353,760
Indiana	10	1,149	100,742,812
Kansas	6	788	62,743,864
Maryland	10	4,578	571,495,549
Minnesota	37	1,656	188,212,432
Missouri	3	440	34,288,556
Nevada	18	1,501	259,867,458
New York	1	445	94,003,649
New Jersey	3	427	70,611,617
North Carolina	45	5,227	781,698,849
Oklahoma	53	10,486	693,436,235
Oregon	15	632	74,195,896
Pennsylvania	2	352	54,190,831
South Carolina	47	9,554	1,026,688,371
Tennessee	21	2,576	358,128,998
Texas	192	37,548	2,919,228,798
Utah	4	1,334	162,856,784
Virginia	15	3,114	435,571,215
Washington	12	1,451	274,379,021
Wisconsin	2	30	1,347,889
West Virginia	6	601	53,358,114
Total	933	142,139	$16,055,507,707

(1)
Or prospective homesites if fully entitled, as applicable.
(2)
Excludes properties, homesites, and takedown prices for investments associated with development loans.

The below table is a summary of our pools of properties included in our property assets as of December 31, 2025:

Total
Number of Homesites (1)	142,139
Lennar	116,516
Other Agreements	25,623

Invested Capital ($ in billions) (2)	8.5
Lennar	6.1
Other Agreements	2.4

Number of Counterparties	15
Number of Pools	66
Portfolio Pooled % (3)	96%
Homesites Delivered	31,575
Number of Terminated Properties	—

(1)
Number of homesites excludes investments associated with development loans.
(2)
Homesites under option contracts and gross development loans receivables, less deposits, deferred tax liability, interest receivable on development loans, homesites under option contracts acquired through purchase money mortgages, and other holdbacks on post-spin acquired assets.
(3)
Calculated as total amount of invested capital that is within a pool.

As of December 31, 2025, we had 142,139 homesites with 15 counterparties which were included in 66 separate pools, in accordance with the applicable Multiparty Cross Agreements. The portfolio pooled was 96%, of which 100% was pooled under the Master Program Agreement.

Components of Results of Operations

The following is a summary of the key components of our operations for the year ended December 31, 2025:

Revenues

Our primary source of revenue is income generated from holding land under option contracts. The Company accounts for these contracts under ASC 842 Leases because the Company transfers elements of control of the homesites to the counterparties during the option contract period. The Company owns title to and holds land during the development period and grants our counterparties under these contracts exclusive options to purchase land at predetermined prices and takedown schedules. In return the Company earns income on our homesites under option contracts through recurring option fees paid by our counterparties through the term of the applicable option contract. We also derive development loan income from interest earned on the outstanding loan balance of development loans secured by residential property.

Costs

Operating Expenses: Our operating expenses after the Spin-Off include Management Fees paid to KL for management and advisory services. The Management Fee is calculated as 1.25% of Tangible Assets (as defined in the Management Agreement). All personnel are employed by the Manager or an affiliate of the Manager, and their salaries are paid by the Manager or affiliate, as relevant; therefore, we do not record personnel-related expenses, including salaries, benefits, and share-based compensation for any employees. All cash compensation paid to our Board and certain general and administrative expenses are covered by the Management Fee. The Management Fee does not cover offering expenses, costs incurred for services in connection with extraordinary litigation and mergers and acquisitions and other events outside of Millrose’s ordinary course of business, and, in some circumstances, costs associated with the ownership and maintenance of land. Any such expenses that are not covered by the Management Fee are paid for by Millrose and are recorded as general and administrative expenses or other expenses, as appropriate under GAAP. Certain of our option agreements provide (and new option agreements in the future may provide) for reimbursement by the counterparties of our transaction and/or asset management expenses, including third-party legal, diligence and servicing costs, and may include certain amounts paid by such counterparties directly to affiliates of the Manager in connection with related services provided to by such affiliates to the applicable counterparties. Our operating expenses include stock-based compensation for RSUs granted to each member of the Board during the fiscal year ended December 31, 2025. The Company records the RSU award costs on a straight-line basis over the RSU vesting period as stock-based compensation in operating expenses. The

Company also records a provision for credit losses in accordance with ASC 326 Financial Instruments – Credit Losses (“CECL”).

Operating expenses prior to the Spin-Off include salaries, general and administrative expenses. These expenses have been allocated from Lennar based on a reasonable proportional cost allocation method primarily based directly on headcount, usage, or other allocation methods depending on the nature of the services.

Other Income and Expenses: We record interest income earned on our cash balances held with financial institutions as other income as it is not part of the primary activities of the business. Other expenses also include (i) interest expense related to our Revolving Credit Facility and our DDTL Credit Facility (collectively, the “Credit Agreements”), and the Senior Notes, and (ii) other expenses related to rating agency fees, legal fees, audit fees, and bank fees.

Results of Operations for the Years Ended December 31, 2025, 2024, and 2023

The following discussion describes the results of operations for years ended December 31, 2025, 2024, and 2023. The financial data includes the combined results of operations for the Predecessor Millrose Business prior to the Spin-Off and the Millrose business after the Spin-Off. The results of operations include activity related to the acquired Rausch land assets from the February 10, 2025 acquisition date through December 31, 2025. We have a single operating and reportable segment in accordance with GAAP and our operations are conducted in the United States.

	Years ended December 31,
	2025	2024	2023
Revenues:
Option fee revenues	$570,957	$—	$—
Development loan income	29,504	—	—
Total revenues	600,461	—	—
Operating expenses:
Management fee expense	87,751	—	—
Stock-based compensation expense	677	—	—
Provision for credit loss expense	1,005	—	—
Sales, general, and administrative expenses from pre-spin periods	24,960	246,221	209,792
Total operating expenses	114,393	246,221	209,792
Income (loss) from operations	486,068	(246,221)	(209,792)
Other income (expense):
Interest income	7,702	—	—
Interest expense	(91,792)	—	—
Other expenses	(1,605)	—	—
Total other income (expense)	(85,695)	—	—
Net income (loss) before income taxes	400,373	(246,221)	(209,792)
Income tax expense	20,509	—	—
Net income (loss)	$379,864	$(246,221)	$(209,792)
Adjustment for expenses from pre-spin periods	24,960	—	—
Net income attributable to Millrose Properties, Inc. Common stockholders	$404,824	$(246,221)	$(209,792)

Year Ended December 31, 2025 Versus Year Ended December 31, 2024

Overview of Net Income (Loss)

Our net income was $379.9 million for the year ended December 31, 2025, compared to a net loss of $246.2 million for the year ended December 31, 2024. Net income was higher due to (i) revenues earned after the Spin-Off and (ii) lower actual operating expenses after the Spin-Off versus an allocation prior to the Spin-Off, partially offset by (a) higher net interest expense, (b) higher tax provision, and (c) higher other expenses.

Option Fee Revenues

Option fees revenues were $570.9 million for year ended December 31, 2025, compared to $0 for the year ended December 31, 2024. For the year ended December 31, 2024, the Predecessor Millrose Business did not generate option fee revenues because the inventories of the Predecessor Millrose Business were not subject to purchase option contracts with homebuilders. The principal operating activities related to finished homesites were conducted by the Predecessor Millrose Business’s parent company, who sold those homesites to Lennar counterparties.

Development Loan Income

Development loan income was $29.5 million for the year ended December 31, 2025, compared to $0 for the year ended December 31, 2024. For the year ended December 31, 2024, the Predecessor Millrose Business did not generate development loan income because there were no principal operating activities related to development loans.

Management Fee Expense

Management fee expense was $87.8 million for the year ended December 31, 2025, compared to $0 for the year ended December 31, 2024.

Stock-based Compensation Expense

Stock-based compensation expense related to RSUs granted to the Board was $0.7 million for the year ended December 31, 2025. Stock-based compensation expense for the Predecessor Millrose Business was $10.1 million for the year ended December 31, 2024 and was aggregated in sales, general, and administrative expenses in the consolidated statements of operations of the Predecessor Millrose Business.

Provision for Credit Loss Expense

Provision for credit loss expense related to development loans was $1.0 million for the year ended December 31, 2025. For the year ended December 31, 2024, the Predecessor Millrose Business did not have a provision for credit loss expense because it did not hold homesites under option contracts or development loans.

Sales, General and Administrative Expenses from pre-Spin-Off Periods

Sales, general and administrative expenses from pre-Spin-Off periods were $25.0 million for the year ended December 31, 2025, compared to $246.2 million for the year ended December 31, 2024. These allocated expense amounts primarily include expenses from operating and employee compensation costs for dedicated regional and divisional land teams tasked with acquiring and developing the land inventories.

Other Income (Expense)

Other income (expense) was a net expense of $85.7 million for the year ended December 31, 2025, compared to $0 for the year ended December 31, 2024. Other income and expense for the year ended December 31, 2025 includes (i) interest expense for the Credit Agreements and Senior Notes of $91.8 million, and (ii) other expenses of $1.6 million, which was partially offset by interest income of $7.7 million earned on cash balances held in the Company’s operating bank accounts.

Net Income (Loss) Before Income Taxes

Net income before income taxes was $400.4 million for the year ended December 31, 2025, compared to a net loss of $246.2 million for the year ended December 31, 2024. The increase in net income before income taxes is due to (i) revenues earned after the Spin-Off and (ii) lower operating expenses due to lower management service fees after the Spin-Off compared to sales, general, and administrative expenses allocated prior to the Spin-Off, partially offset by (a) higher net interest expense for the Credit Agreements and Senior Notes, (b) higher tax provision, and (c) higher other expenses.

Income Tax Expense

The provision for income taxes for the year ended December 31, 2025 was $20.5 million, compared to $0 for the year ended December 31, 2024. The tax provision for the year ended December 31, 2025, as determined and calculated from the activities in our TRSs, resulted in an overall effective tax rate of 24.8%. There was no income tax expense for the Predecessor Millrose Business for the year ended December 31, 2025 due to offsetting changes in the valuation allowance against its deferred taxes that reduced income tax and effective tax rate to zero. See Note 10. Income Taxes in the consolidated financial statements for more information.

Year Ended December 31, 2024 Versus Year Ended December 31, 2023

Revenues

For each of the fiscal years ended December 31, 2024 and 2023, the Predecessor Millrose Business had no revenues because the Predecessor Millrose Business was not subject to purchase option contracts with homebuilders or development loans. All finished homesites were transferred to the Predecessor Millrose Business’s parent company, who sold those homes to Lennar counterparties.

Sales, general, and administrative expenses from pre-spin periods

While the Predecessor Millrose Business had no revenues during the fiscal years ended December 31, 2024 and 2023, salaries, general and administrative expenses were allocated to it from Lennar based on a specific identification basis or, when specific identification was not practicable, a reasonable proportional cost allocation method primarily based directly on headcount, usage, or other allocation methods depending on the nature of the services. Salaries, general and administrative expenses were $246.2 million for the year ended December 31, 2024, as compared to $209.8 million for the year ended December 31, 2023. These allocated expense amounts for both fiscal years included expenses from operating and employee compensation costs for dedicated regional and divisional land teams tasked with acquiring and developing the land inventories. The $36.4 million increase between salaries, general and administrative expenses from fiscal year ended December 31, 2023 to fiscal year ended December 31, 2024 is primarily due to an increase in headcount and an increase in the compensation cost per employee allocated from Lennar since the prior year period.

Provision for Income Taxes

For each of the fiscal years ended December 31, 2024 and 2023, the Predecessor Millrose Business recorded no tax provision. See Note 10. Income Taxes in the consolidated financial statements for more information.

Net Loss

For the fiscal years ended December 31, 2024 and 2023, the Predecessor Millrose Business had a net loss of $246.2 million and $209.8 million, respectively. The net loss the Predecessor Millrose Business recognized in each of these two fiscal years was mainly due to the salaries, general and administrative expenses allocated to it by Lennar.

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

We calculate AFFO by starting with Nareit’s definition of funds from operations (“FFO”), which is the net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate depreciation, as applicable. During this period, there were no applicable adjustments to net income of the Company to calculate FFO. We then calculate AFFO by adjusting net income to eliminate the impact of non-recurring items that are not reflective of operations and certain non-cash items that reduce or increase net income (loss) in accordance with GAAP, and also adjusted for income tax expense (other than income tax expenses of our TRS) that will not be incurred following our election and qualifications to be subject to tax as a REIT for U.S. federal income tax purposes. As shown in the tables below, certain non-recurring and non-cash transactions added back for the three months and year ended December 31, 2025 include non-cash components of compensation expense, amortization of financing and issuance costs for our Credit Agreements and Senior Notes, provision for credit loss expense, and non-recurring agency expenses related to the Spin-Off.

Other REITs may not define AFFO in the same manner as we do and therefore our calculation of AFFO may not be comparable to such other REITs. You should also not consider AFFO to be an alternative to net income or as a reliable measure of our operating performance.

The table below is a reconciliation of GAAP net income to AFFO and GAAP earnings per share to AFFO earnings per share for the year ended December 31, 2025.

Year Ended
(in thousands, except share amounts)	December 31, 2025
Net income attributable to Millrose Properties, Inc. common stockholders	$404,824
Adjustments:
Add: Amortization of deferred financing and issuance costs (1)	20,273
Add: Rating agency expenses (2)	1,125
Add: Provision for credit loss expense (3)	1,005
Add: Stock-based compensation expense (4)	677
Total adjustments	23,080
AFFO attributable to Millrose Properties, Inc. common stockholders	$427,904
AFFO basic earnings per share of Class A and Class B Common Stock	$2.58
AFFO diluted earnings per share of Class A and Class B Common Stock	$2.58

Reconciliation of GAAP earnings per share to AFFO per share
GAAP reported basic and diluted earnings per share of Class A and Class B Common Stock	$2.44
Adjustments:
Add: Amortization of deferred financing and issuance costs (1)	0.12
Add: Rating agency expenses (2)	0.01
Add: Provision for credit loss expense (3)	0.01
Add: Stock-based compensation (4)	0.00
AFFO basic and diluted earnings per share of Class A and Class B Common Stock	$2.58

Basic weighted average common shares outstanding of Class A and Class B Common Stock	166,003,497
Diluted weighted average common shares	166,026,608

(1)
Reflected in interest expense in the consolidated statements of operations. See Note 8. Debt Obligations in the consolidated financial statements. Includes $11.9 million accelerated amortization for the DDTL Credit Agreement termination.
(2)
Reflected in other expenses in the consolidated statements of operations. See Note 2. Basis of Presentation and Significant Accounting Policies, Other Income (Expenses) in the consolidated financial statements.
(3)
Provision for credit losses for development loan receivables. See Note 2. Basis of Presentation and Significant Accounting Policies, Development Loan Receivables in the consolidated financial statements
(4)
RSUs granted to each member of the Board under the 2024 Incentive Plan. See Note 12. Stock-Based Compensation in the consolidated financial statements.

The table below is a reconciliation of GAAP net income to AFFO and GAAP earnings per share to AFFO earnings per share for the three months ended December 31, 2025.

Three Months Ended
(in thousands, except share amounts)	December 31, 2025
Net income attributable to Millrose Properties, Inc. common stockholders	$122,238
Adjustments:
Add: Amortization of deferred financing and issuance costs (1)	2,394
Add: Rating agency expenses (2)	8
Add: Provision for credit loss expense (3)	665
Add: Stock-based compensation expense (4)	307
Total adjustments	3,374
AFFO attributable to Millrose Properties, Inc. common stockholders	$125,612
AFFO basic earnings per share of Class A and Class B Common Stock	$0.76
AFFO diluted earnings per share of Class A and Class B Common Stock	$0.76

Reconciliation of GAAP earnings per share to AFFO per share
GAAP reported basic and diluted earnings per share of Class A and Class B Common Stock	$0.74
Adjustments:
Add: Amortization of deferred financing and issuance costs (1)	0.01
Add: Rating agency expenses (2)	0.00
Add: Provision for credit loss expense (3)	0.01
Add: Stock-based compensation (4)	0.00
AFFO basic and diluted earnings per share of Class A and Class B Common Stock	$0.76

Basic weighted average common shares outstanding of Class A and Class B Common Stock	166,003,497
Diluted weighted average common shares	166,039,595

(1)
Reflected in interest expense in the consolidated statements of operations. See Note 8. Debt Obligations in the consolidated financial statements.
(2)
Reflected in other expenses in the consolidated statements of operations. See Note 2. Basis of Presentation and Significant Accounting Policies, Other Income (Expenses) in the consolidated financial statements.
(3)
Provision for credit losses for development loan receivables. See Note 2. Basis of Presentation and Significant Accounting Policies, Development Loan Receivables, net in the consolidated financial statements.
(4)
RSUs granted to each member of the Board under 2024 Incentive Plan. See Note 12. Stock-Based Compensation in the consolidated financial statements.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to fund investments and operations, make distributions to our stockholders and meet other general business needs.

As of December 31, 2025, we had $35.0 million cash on hand and approximately $1.225 billion capacity under our Revolving Credit Facility. Our primary sources of liquidity are cash flows from operations and debt financing under our Revolving Credit Facility of $1.335 billion and our Senior Notes of $1.969 billion, net of issuance costs. We believe that our existing cash on hand, cash generated from operations and available capacity under the Revolving Credit Facility will be sufficient to meet our liquidity needs in the short and long term. In the future, we may seek to further raise capital or engage in other forms of borrowings in order to fund future investments or to refinance existing indebtedness. Our ability to satisfy our liquidity requirements depends on our future operating performance, which is affected by prevailing economic conditions, market conditions in the real estate industry and other factors, many of which are beyond our control.

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

Cash Flows for the Years Ended December 31, 2025, 2024, and 2023

Our cash flows for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Years ended December 31,
(in thousands)	2025	2024	2023
Cash flows from (used in)
Operating activities	$3,672,821	$(917,194)	$(865,120)
Investing activities	(5,722,234)	-	-
Financing activities	2,084,459	917,194	865,120
Net increase in cash	$35,046	$—	$—

Cash Flows from Operating Activities

Net cash from operating activities was $3.673 billion for the year ended December 31, 2025. Cash inflows included cash generated from takedowns of homesites under option contracts net of deposit credits, option fees from homesites under option contracts, interest paid-in-kind under our development loan agreements, and interest earned on cash held in our bank accounts for operating purposes. Our cash flows from operating activities also included the Predecessor Millrose Business pre-Spin-Off net loss of $25.0 million. Cash outflows consisted of payments of the Management Fee, interest on new debt obligations, and other operating expenses since the Spin-Off.

The increase in cash from operating activities for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily driven by cash received from takedowns net of option deposits credits, option fees related to the Company's homesites under option contracts, and payments received from our development loan agreements following the Spin-Off. The Predecessor Millrose Business did not generate operating cash flows from these activities prior to the Spin-Off. The increases partially offset primarily by higher interest payments we have made on the debt obligations that we have entered into since the Spin-Off.

Net cash provided by operating activities for the year ended December 31, 2024 primarily consisted of the Predecessor Millrose Business pre-Spin-Off net loss, and allocations for increases in stock-based compensation and inventory, partially offset by increases in account payable and accrued expenses. The decrease in operating cash flows for the year December 31, 2024 compared to December 31, 2023 was primarily due to higher Predecessor Millrose Business pre-Spin-Off net loss. All cash used in operating activities for both the fiscal years ended December 31, 2024 and 2023 was allocated to the Predecessor Millrose Business by Lennar and was not generated by the Predecessor Millrose Business itself.

Cash Flows from Investing Activities

Net cash used in investing activities was $5.722 billion for the year ended December 31, 2025. Investing cash outflows consisted of cash paid to acquire the Rausch homesites, cash used to acquire homesites for our homesite option platform net of option deposits, and loans made to counterparties under our development loan agreements. These investing cash outflows were partially offset by option deposit payments received related to the inventory contributed by Lennar at the Spin-Off and principal payments received from counterparties under our development loan agreements.

The decrease in cash from investing activities for the year ended December 31, 2025 compared to the year ended December 31, 2024 reflects our transition from the Predecessor Millrose Business and our strategy to grow our homesite option platform through the acquisition of homesites under option contracts and through the Rausch transaction. The decrease is partially offset by the option deposits and principal payments received under our development loan agreements.

Cash Flows from Financing Activities

Net cash from financing activities was $2.084 billion for the year ended December 31, 2025. Financing cash inflows consisted of cash contributed by Lennar at the Spin-Off and proceeds received from our debt obligations related to the Revolving Credit Facility, DDTL Credit Facility, and Senior Notes. These financing cash inflows were partially offset by deal costs related to the Spin-Off, financing costs related to our debt obligations, principal repayments of the Revolving Credit Facility and DDTL Credit Facility, dividends paid to our stockholders, and payments on a seller note related to a community acquired from Lennar.

The increase in net cash from financing activities for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily reflected the transition of the Predecessor Millrose Business to our standalone post-Spin-Off capital structure which included cash contributions at the Spin-Off and issuances of new debt, partially offset by principal payments related to our debt obligations and dividends paid to stockholders. Financing activities of the Predecessor Millrose Business for the year ended December 31, 2024 included only net transfers from Lennar and limited debt activity.

Net cash from financing activities for the year ended December 31, 2024 was $917.2 million and primarily consisted of transfers from Lennar of $930.7 million, partially offset by debt repayments of $13.5 million. The increase in net cash provided by financing activities for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to higher net transfers from Lennar and lower debt repayments. All cash from financing activities for both the fiscal years ended December 31, 2024 and 2023 was allocated to the Predecessor Millrose Business by Lennar and was not generated by the Predecessor Millrose Business itself.

See Note 8. Debt Obligations to our consolidated financial statements included in “Part II, Item 8 Financial Statements and Supplementary Data” of this Form 10-K for further description.

Revolving Credit Facility

On the Distribution Date, the Company entered into the Revolving Credit Agreement with a consortium of lenders party thereto and JPMorgan Chase Bank, N.A., as the Revolver Agent. The Revolving Credit Agreement provides for commitments in an aggregate amount of $1.335 billion. Outstanding borrowings under the Revolving Credit Facility were $110 million as of December 31, 2025. Availability under the Revolving Credit Agreement is subject to a borrowing base updated quarterly (or, at our option, monthly), which is calculated by reference to the value of certain real property assets, with advance rates that vary by asset category, and unrestricted cash and cash equivalents, with adjustments as specified in the Revolving Credit Agreement. The Revolving Credit Facility may be used by us to borrow loans or obtain standby letters of credit.

Loans under the Revolving Credit Agreement bear interest at the Adjusted Term SOFR Rate (as defined in the Revolving Credit Agreement) plus an applicable margin at the per annum rate of (i) 2.00%, if the Leverage Ratio (as defined in the Revolving Credit Agreement) is less than or equal to 0.30 to 1.00, (ii) 2.25% if Leverage Ratio is greater than 0.30 to 1.00 and less than or equal to 0.40 to 1.00, and (iii) 2.50% if the Leverage Ratio is greater than 0.40 to 1.00. At the Company's option, loans may instead bear interest at the Alternate Base Rate (as defined in the Revolving Credit Agreement) plus an applicable margin at the per annum rate of 1.00%, 1.25% or 1.50%, depending upon the Leverage Ratio.

Obligations under the Revolving Credit Agreement are secured by pledges by the Company of (i) the Promissory Notes and (ii) the equity interests of MPH Parent and certain other subsidiaries. In addition, the Revolving Credit Agreement requires the Company to pledge (i) certain future intercompany promissory notes and (ii) the equity interests of certain subsidiaries whose equity interests are not pledged to secure intercompany promissory notes. Pursuant to an intercreditor agreement (the “ICA”), dated as of June 24, 2025, by and among the DDTL Administrative Agent and the Revolver Agent, the DDTL Administrative Agent and the Revolver Agent agreed that certain liens on Shared Collateral (as defined in the ICA) securing the DDTL Credit Agreement and the Revolving Credit Agreement were of equal priority, and certain distributions made in respect of Shared Collateral were to be shared on a ratable basis. The ICA was terminated in connection with the prepayment of all outstanding obligations under the DDTL Credit Agreement.

On August 1, 2025, SPE LLC was joined as a guarantor to the Revolving Credit Agreement. On November 21, 2025, MPSAB, LLC was joined as a guarantor to the Revolving Credit Agreement. As of December 31, 2025, there were no other guarantors under the Revolving Credit Agreement. We may elect to join certain of our subsidiaries to the Revolving Credit Agreement as guarantors from time to time, and in certain circumstances, the

Revolving Credit Agreement requires us to cause certain of our other subsidiaries that are not Taxable REIT Subsidiaries (as defined in the Revolving Credit Agreement) to become guarantors.

On November 21, 2025, the Company entered into Amendment No.1 to the Revolving Credit Facility. The Revolving Credit Facility was amended pursuant to Amendment No.1 to the Revolving Credit Facility to revise certain definitions to effect the granting, perfection, protection, expansion or enhancement of certain security interests for the benefit of the secured creditors thereunder in connection with an internal reorganization of certain subsidiaries of the Company.

The Revolving Credit Agreement includes affirmative and negative covenants applicable to us and our subsidiaries, including limitations regarding liens, investments, asset sales, transactions with affiliates, restrictive agreements, mergers and other fundamental changes, permitted lines of business, financial contracts, and designation of unrestricted subsidiaries. The Revolving Credit Agreement contains financial covenants, tested quarterly, consisting of a maximum Leverage Ratio, a minimum interest coverage ratio, and a minimum tangible net worth. The Revolving Credit Agreement also requires us to be in compliance with all REIT Requirements. As of December 31, 2025, we were in compliance with all covenants under the Revolving Credit Agreement.

The Revolving Credit Agreement contains events of default, including if KL shall cease to be our manager and a replacement manager reasonably acceptable to the required lenders is not appointed within 90 days.

The Revolving Credit Agreement is scheduled to mature on February 7, 2028 (the “Revolving Maturity Date”). Principal amounts and other obligations outstanding under the Revolving Credit Facility are due in full on the Revolving Maturity Date. Interest on each drawdown is due quarterly for loans bearing interest at the Alternate Base Rate and on the last day of the applicable interest payment date for loans bearing interest at the Adjusted Term SOFR Rate.

See Note 8. Debt Obligations to our consolidated financial statements included in “Part II, Item 8 Financial Statements and Supplementary Data” of this Form 10-K for further description.

Delayed Draw Term Loan Facility

On June 24, 2025, the Company entered into the DDTL Credit Agreement with the lenders party thereto and Goldman Sachs Bank USA as administrative agent for the lenders (in such capacity, the DDTL Administrative Agent). The DDTL Credit Agreement provided for the DDTL Credit Facility with commitments in an aggregate amount of $1.0 billion. Proceeds of the Acquisition Tranche Loans (as defined in the DDTL Credit Agreement) were used to finance the previously announced acquisition of a portfolio of homesites on which the Company executed option agreements with New Home to support New Home’s acquisition of Landsea, which closed on June 25, 2025 (as further defined in the DDTL Credit Agreement, the “Specified Acquisition”), and the proceeds of any General Tranche Loans (as defined in the DDTL Credit Agreement) were used for general corporate purposes (including, without limitation, to pay outstanding obligations under the Revolving Credit Facility). On September 11, 2025, the receipt by Millrose of the net cash proceeds from the September 2025 Offering triggered a mandatory prepayment under the DDTL Credit Agreement. Millrose used a portion of such net cash proceeds to repay in full all outstanding obligations under the DDTL Credit Agreement. In connection therewith, on September 11, 2025, Millrose terminated the DDTL Credit Agreement and the other loan documents and all of the security interests in the assets of Millrose securing the obligations thereunder were released.

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

Obligations under the DDTL Credit Agreement were secured by pledges by the Company of (i) the Promissory Notes, and (ii) the equity interests of MPH Parent and certain other subsidiaries. In addition, the DDTL Credit Agreement required the Company to pledge (i) certain future intercompany promissory notes and (ii) the equity interests of certain subsidiaries whose equity interests were not pledged to secure intercompany promissory notes. Pursuant to the ICA, the DDTL Administrative Agent and the Revolver Agent agreed that certain liens on Shared Collateral (as defined in the ICA) securing the DDTL Credit Agreement and the Revolving Credit Agreement were of equal priority, and certain distributions made in respect of Shared Collateral were to be shared on a ratable basis. The ICA was terminated in connection with the prepayment of all outstanding obligations under the DDTL Credit Agreement.

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

On August 1, 2025, the Company entered into the First Amendment to DDTL. The DDTL Credit Agreement was amended pursuant to the First Amendment to DDTL to, among other things, allow the Company to partially exempt in certain circumstances the Designated Issuance from the DDTL Credit Agreement provision that otherwise required a mandatory prepayment of the loans borrowed under the DDTL Credit Agreement (the “DDTL Loans”) using 100% of the net cash proceeds from each incurrence of debt or issuance of equity securities (subject to certain limited exceptions specified in the DDTL Credit Agreement). In the case of the Designated Issuance, the Company was instead required to prepay the DDTL Loans in an amount equal to the lesser of (x) 100% of such net cash proceeds and (y) an amount sufficient such that no more than $500.0 million in aggregate principal amount of DDTL Loans remain outstanding immediately after such prepayment. The First Amendment to DDTL also amended the DDTL Credit Agreement to add a funding fee in an amount equal to 0.250% of the aggregate principal amount of the DDTL Loans outstanding on the date that is 270 days after the initial draw date under the DDTL Credit Agreement, which initial draw date was June 24, 2025.

On August 1, 2025, SPE LLC was joined as a guarantor to the DDTL Credit Agreement. There were no other guarantors of the DDTL Credit Agreement.

On August 7, 2025, the Company completed the August 2025 Offering, which in accordance with the First Amendment to DDTL, triggered a mandatory prepayment of $500 million of principal amount owed under the DDTL Credit Agreement. On September 11, 2025, the Company completed the September 2025 Offering, which in accordance with the First Amendment to DDTL, triggered a mandatory prepayment of $500 million of the remaining principal amount owed under the DDTL Credit Agreement. As a result of the September 2025 Offering, the full outstanding principal amount of the loans outstanding under the DDTL Credit Agreement and all other outstanding obligations thereunder were repaid September 11, 2025. In connection therewith, the Company terminated the DDTL Credit Facility, along with all of the security interests in the assets of the Company securing the obligations under the DDTL Credit Facility. The Company derecognized the remaining debt obligations and recorded the remaining unamortized issuance costs of $11.9 million as interest expense during the third quarter of 2025.

See Note 8. Debt Obligations to our consolidated financial statements included in “Part II, Item 8 Financial Statements and Supplementary Data” of this Form 10-K for further description.

August 2025 Offering of Senior Notes

On August 7, 2025, the Company completed the offer and sale of $1.25 billion aggregate principal amount of its 6.375% Senior Notes due 2030. The 2030 Notes were issued at par value. The Company received net proceeds of approximately $1.23 billion, after deducting the initial purchasers’ discounts and commissions and offering expenses. Net proceeds of the August 2025 Offering were used (i) to repay $500 million principal amount of outstanding borrowings under the DDTL Credit Facility, (ii) to repay $450 million principal amount of outstanding borrowings under the Revolving Credit Agreement, and (iii) for general corporate purposes.

The 2030 Notes were issued and sold to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2030 Notes have not been and will not be registered under the Securities Act, or any state securities laws, and, unless so registered, may not be offered or sold in the United States without applicable exemption from the registration requirements of the Securities Act and applicable state securities laws, or blue sky laws and foreign securities laws. The 2030 Notes were issued pursuant to the 2030 Notes Indenture.

The 2030 Notes and the guarantee are the Company’s and the guarantors’ general senior unsecured obligations and are (i) pari passu in right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness, including the indebtedness under the Revolving Credit Agreement and the 2032 Notes, (ii) senior in right of payment to any future subordinated indebtedness of the Company and the guarantors, (iii) effectively subordinated to all of the Company’s and the guarantors’ existing and future secured indebtedness, including the indebtedness under the Revolving Credit Agreement, to the extent of the value of the assets securing such indebtedness, and (iv) structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries that do not guarantee the 2030 Notes.

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

The 2030 Notes Indenture includes certain restrictive covenants that limit the Company’s and certain of its subsidiaries’ ability to, among other things: (i) create certain liens, (ii) engage in certain sale and leaseback transactions, and (iii) effect certain mergers or consolidations, or sell all or substantially all of its assets. These covenants are subject to a number of important qualifications and exceptions as set forth in the 2030 Notes Indenture. Additionally, upon the occurrence of a Change of Control Triggering Event (as defined in the 2030 Notes Indenture), the Company must offer to repurchase all of the 2030 Notes at 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The 2030 Notes Indenture also provides for customary events of default. As of December 31, 2025, the Company was in compliance with all covenants under the 2030 Notes Indenture and there were no events of default.

On December 19, 2025, the Company and MPSAB, LLC entered into a Supplemental Indenture, pursuant to which MPSAB, LLC was joined as a guarantor to the 2030 Notes Indenture. As of December 31, 2025, the 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis by SPE LLC and MPSAB, LLC.

See Note 8. Debt Obligations to our consolidated financial statements included in “Part II, Item 8 Financial Statements and Supplementary Data” of this Form 10-K for further description.

September 2025 Offering of Senior Notes

On September 11, 2025, the Company completed the offer and sale of $750 million aggregate principal amount of its 6.250% senior notes due 2032. The 2032 Notes were issued at par value. The Company received net proceeds of approximately $737.5 million, after deducting the initial purchasers’ discounts and commissions and offering expenses. Net proceeds of the September 2025 Offering were used (i) to repay the entire $500 million principal amount of outstanding borrowings under the DDTL Credit Facility, and related expenses, and (ii) for general corporate purposes.

The 2032 Notes were issued and sold to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain non-U.S. persons accordance with Regulation S under the Securities Act. The 2032 Notes have not been and will not be registered under the Securities Act, or any state securities laws, and, unless so registered, may not be offered or sold in the United States without applicable exemption from the registration requirements of the Securities Act and applicable state securities or blue sky laws and foreign securities laws. The 2032 Notes were issued pursuant to the 2032 Notes Indenture.

The 2032 Notes and the guarantee are the Company’s and the guarantors’ general senior unsecured obligations and are (i) pari passu in right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness, including the indebtedness under the Revolving Credit Agreement and the 2030 Notes, (ii) senior in right of payment to any future subordinated indebtedness of the Company and the guarantors, (iii) effectively subordinated to all of the Company’s and the guarantors’ existing and future secured indebtedness, including the indebtedness under the Revolving Credit Agreement, to the extent of the value of the assets securing such indebtedness, and (iv) structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries that do not guarantee the 2032 Notes.

The 2032 Notes will mature on September 15, 2032. Pursuant to the 2032 Notes Indenture, interest on the 2032 Notes accrues at a rate of 6.250% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2026.

The Company has the option to redeem some or all of the 2032 Notes on or after September 15, 2028 at the redemption prices specified in the 2032 Notes Indenture. Prior to September 15, 2028, the Company may redeem some or all of the 2032 Notes at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest on the notes being redeemed plus a “make-whole” premium. In addition, prior to September 15, 2028, the Company may redeem up to 40% of the 2032 Notes with cash in an amount not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 106.250% of the principal amount being redeemed plus accrued and unpaid interest on the 2032 Notes being redeemed.

The 2032 Notes Indenture includes certain restrictive covenants that limit the Company’s and certain of its subsidiaries’ ability to, among other things: (i) create certain liens (ii) engage in certain sale and leaseback transactions, and (iii) effect certain mergers or consolidations, or sell all or substantially all of its assets. These covenants are subject to a number of important qualifications and exceptions as set forth in the 2032 Notes Indenture. Additionally, upon the occurrence of a Change of Control Triggering Event (as defined in the 2032 Notes Indenture), the Company must offer to repurchase all of the 2032 Notes at 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The 2032 Notes Indenture also provides for customary events of default. As of December 31, 2025, the Company was in compliance with all covenants under the 2032 Notes Indenture and there were no events of default.

On December 19, 2025, the Company and MPSAB, LLC entered into a Supplemental Indenture, pursuant to which MPSAB, LLC was joined as a guarantor to the 2032 Notes Indenture. As of December 31, 2025, the 2032 Notes are fully and unconditionally guaranteed on a senior secured basis by SPE LLC and MPSAB, LLC.

See Note 8. Debt Obligations to our consolidated financial statements included in “Part II, Item 8 Financial Statements and Supplementary Data” of this Form 10-K for further description.

Repurchase of Senior Notes

From time to time, we or our affiliates may repurchase our outstanding debt securities through cash purchases or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Purchase Money Mortgages

During 2025, the Company acquired two land parcels totaling $33 million which were financed through property-level, purchase-money arrangements which are fully indemnified by a counterparty. Both obligations are non-recourse to the Company and are secured solely by the respective underlying properties. The counterparty is responsible for all debt service related to the interest on the purchase money mortgages until their maturity dates in March 2026 and December 2027, respectively, at which time the Company intends to enter into an option agreement on these properties with the counterparty.

Principal payments of $29 million are due in 2026, and $4 million are due in 2027. See Note 8. Debt Obligations to our consolidated financial statements included in “Part II, Item 8 Financial Statements and Supplementary Data” of this Form 10-K for further description.

Predecessor Millrose Business Debt

The Predecessor Millrose Business’s debt as of December 31, 2024 consisted of promissory notes for the acquisition of land and community development district bonds.

Debt to Equity Ratio Limit Right

In addition to the Credit Agreements, Millrose may seek to pursue other debt and expects to have access to a certain amount of debt and equity capital at least a portion of which is intended to be available for use in financing transactions with new counterparties. Millrose may also seek additional third-party financing to satisfy any additional capital needs or raise capital through equity and debt issuances into the market. Additionally, any third-party financing arrangements Millrose enters into may not cause its debt to equity ratio to exceed the Debt to Equity Ratio Limit of 1:1 unless Millrose obtains the prior approval of Lennar.

Secured Financing Collateral Consent Right

In addition to the Credit Agreements, from time to time, Millrose may enter into various “secured financing arrangements,” which may include but are not limited to secured or collateralized loans, or any other transactions where assets may be pledged or used as collateral to secure the financing instrument, whether or not the security interest is perfected. In such cases, Millrose may use the land assets it holds through its subsidiaries in its Real Estate Portfolio or the proceeds from counterparties’ exercises of purchase options relating to the land assets in Millrose’s Real Estate Portfolio as collateral to secure the financing. While Millrose may, at its discretion, enter into any secured financing arrangements it so chooses (subject to the Debt to Equity Ratio Limit), Millrose is prohibited from granting or selling any security interest whereby the assets pledged pursuant to such security interest include assets acquired from Lennar pursuant to the terms of the Lennar Agreements and Lennar and homesites of Other Counterparties (i.e., mixing the assets into one collateral pool) without Lennar’s prior written consent.

Dividends

On April 15, 2025, the Company paid a dividend of $0.38 to holders of our Class A Common Stock and our Class B Common Stock as of the close of business on April 4, 2025, as declared by the Board on March 17, 2025. On July 15, 2025, the Company paid a dividend of $0.69 to holders of our Class A Common Stock and our Class B Common Stock as of the close of business on July 3, 2025, as declared by the Board on June 16, 2025. On October 15, 2025, the Company paid a dividend of $0.73 to holders of our Class A Common Stock and our Class B Common Stock as of the close of business on October 3, 2025, as declared by the Board on September 22, 2025. On December 22, 2025 the Company declared a dividend of $0.75 to holders of our Class A Common Stock and our Class B Common Stock of record as of the close of business January 5, 2026. This dividend was paid on January 15, 2026.

We intend to make regular dividend payments of at least 90% of our REIT taxable income to holders of our Common Stock out of assets legally available for this purpose. While we do not plan to do so, under currently applicable IRS guidance, approximately 80% of these dividends may be paid in the form of stock dividends, rather than in cash. Dividends will be authorized by our Board and declared by us based on a number of factors including actual results of operations, dividend restrictions under Maryland law or applicable debt covenants, our liquidity and financial condition, our taxable income, the annual distribution requirements under the REIT Requirements, our operating expenses and any other factors our Board deems relevant. Subject to certain exceptions, distributions received from us will not be qualified dividends and will therefore be taxed at ordinary income rates to the extent of our current or accumulated earnings and profits.

Effects of Inflation and Seasonality

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to increases in rents nationwide. Inflation may affect the overall cost of debt, as the implied cost of capital increases. The Board of Governors of the Federal Reserve System, in response to or in anticipation of continued inflation concerns, could continue to raise interest rates. We intend to mitigate these risks through long-term fixed interest rate loans and interest rate derivatives.

Seasonality

The Company's results of operations are not subject to material seasonal fluctuations. While the residential housing market experiences cyclical periods of expansion and contraction due to interest rates and other macroeconomic conditions, these changes are not driven by seasonal factors. By abiding by the Investment Guidelines, operating in accordance with our operating principles and risk mitigation features, we believe our homesite option platform will continue through periods of weak residential housing markets.

Promissory Notes

MPH Parent and other TRSs have issued to Millrose Promissory Notes that are secured by a pledge of all equity interests in the Property LLCs and unrecorded mortgages on certain of our real property assets. In the event that MPH Parent or another TRS of Millrose acquires additional land assets, the Promissory Notes may be further amended to reflect such acquisitions. Alternatively, MPH Parent or another TRS of Millrose may issue one or more additional promissory notes that are similar to the Promissory Notes.

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

The homesites covered by the Mortgages will automatically be released from the applicable Mortgage upon (a) payment in full of the applicable Promissory Note or (b) the occurrence of a closing of such homesite in accordance with the Master Option Agreement or Other Agreements. Additionally, any new real property that the Property LLCs acquire while any portion of the Promissory Notes remains unpaid or unsatisfied shall automatically be subject to the lien of the Mortgages or of similar mortgages or deeds of trust.

Pledge and Security Agreements

In connection with the Promissory Notes, MPH Parent and certain other TRSs entered into the Pledge and Security Agreements with Millrose, pursuant to which such TRSs pledged a first priority perfected, continuing security interest in and lien on 100% of its membership interests in each Property LLC and in all proceeds thereof (the “Pledged Collateral”) as collateral for note borrower’s performance of its obligations under the Promissory Notes and Mortgages. Except during the continuance of a Note event of default, note borrower will have the right to receive all distributions, interest and proceeds in respect of the Pledged Collateral.

In the event that a TRS of Millrose acquires additional land assets, the Pledge and Security Agreements may be further amended to reflect such acquisitions. Alternatively, MPH Parent or another TRS of Millrose may enter into one or more additional pledge and security agreements that are similar to the Pledge and Security Agreements.

REIT Tax Election and Income Taxes

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code and expect to qualify as a REIT when we file a REIT tax election with our federal income tax return for the taxable year ended December 31, 2025. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT qualifying activities is derived through our TRSs and is subject to applicable U.S. federal, state, and local income and franchise taxes. For the year ended December 31, 2025, we recorded consolidated income tax expense of $20.5 million, which was attributable to our TRSs. We had no significant taxes associated with our TRS for the years ended December 31, 2025, 2024, or 2023.

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

We evaluate the tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50 percent probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the applicable statute of limitations, for all major jurisdictions, which include federal and certain states. We have no examinations in progress and none are expected at this time. We evaluate our tax positions using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. We had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2024 or December 31, 2025. Our TRSs are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our combined statements of operations and comprehensive income (loss).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amount of revenues and expenses during the reporting period. Our critical accounting estimates are those that involve a high degree of judgment and uncertainty and for which changes in assumptions could have a material impact on our consolidated financial statements. Our significant accounting policies are described in Note 2, Basis of Presentation and Significant Accounting Policies included in Part II, Item 8 of this Form 10-K. The following are the critical accounting estimates that require us to exercise our business judgment or make significant estimates:

Homesites Under Option Contracts

We evaluate our homesite option contracts at inception to determine if they contain a lease as defined under ASC 842. Determining whether these option agreements should be accounted for under ASC 842 required management to apply significant judgment, including assumptions about whether the homebuilders (i) obtain substantially all of the economic benefits from use of the asset and (ii) have elements of control of the optioned assets. Changes in these assumptions could significantly affect the timing of revenue recognition in the Company’s consolidated financial statements. The Company's option contracts with its counterparties grant the counterparties the exclusive right to acquire homesites owned by the Company at predetermined prices and takedown schedules. Although the Company retains legal title to the land during the option agreement term, the counterparties obtain substantive rights to direct the planning, use, and development of the homesites.

Because the Company transfers elements of control of the homesites to the counterparties during the option contract period, we account for homesites under option contract under ASC 842. The Company accounts for option fee contracts as sale-type leases under ASC 842 because the Company concluded that the purchase options are reasonably certain of being exercised. Option fee income is recognized over the term of the contract using an effective interest yield. Monthly option fees may vary over time based on reimbursable development costs, changes in takedown timing or volume, or other contractual adjustments, and such changes are recognized prospectively through an updated effective interest yield over the term of the option contract.

Homesites under option contracts consist of land and related development costs associated with homesites subject to option contracts. The carrying value of homesites under option contracts is recorded based on the Company's capital funded under the option contracts, which includes the land acquisition costs, qualifying development costs and other directly attributable costs incurred on the underlying land. When a counterparty completes a takedown and homesites are transferred in accordance with the option contract, the Company derecognizes the related carrying amount from the balance sheet.

Because our option contracts are accounted for as sales-type leases, the resulting asset, representing our right to received future takedown payments and option fees, is considered a contractual right to receive cash. Therefore, the Company evaluates expected credit losses for homesites subject to option contracts in accordance with ASC 326. Expected credit losses are estimated using a weighted average remaining maturity (“WARM”) methodology, which applies an annual loss rate to the estimated remaining life of the related contract balance and is adjusted for expected cash flows and relevant qualitative factors. Qualitative considerations include the counterparties' consistent payment performance, the absence of delinquencies or defaults since inception, historical charge off rates for residential housing, and cross-collateralization features across certain counterparty arrangements. The Company also considers the credit quality of its most significant counterparties. After considering these factors, the Company determined that the risk of loss was immaterial as of December 31, 2025.

Development Loan Receivables, Net

Development loan receivables, net are recorded at amortized cost, which includes principal amounts due and PIK interest, net of principal repayments and an allowance for credit losses. We estimate expected credit losses on development loan receivables in accordance with ASC 326, using a WARM methodology. Under this approach, we apply an annual charge-off rate to the estimated remaining life of the development loan portfolio, adjust for expected cash flows, and further adjust the historical baseline for qualitative factors, including current economic conditions and reasonable and supportable forecasts of future economic conditions. Accrued PIK interest is included in the amortized cost basis of the development loans for purposes of calculating the allowance for credit losses.

The allowance for credit losses is a critical accounting estimate because it requires significant judgment in determining the annual charge-off rate, expected cash flows, and the qualitative adjustments applied to reflect current conditions and forward-looking information. These judgments are informed by ongoing monitoring of borrower and project performance and broader market conditions affecting residential development activity. Changes in borrower performance, collateral values, expected cash flows, portfolio composition, or macroeconomic conditions could result in changes to the allowance for credit losses and the provision for credit losses in future periods.

Recent Accounting Standards

For discussion of recently issued accounting standards, see Note 2. Basis of Presentation and Significant Accounting Policies of the notes to the consolidated financial statements included in “Part II, Item 8 Financial Statements and Supplementary Data” of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a number of market risks in the ordinary course of business. Market risk includes risks that arise from changes in interest rates and other market changes that affect our debt obligations and market sensitive investments.

Interest Rate Risk

Interest rate changes may affect (i) the market for new homes, and therefore the likelihood that purchase options will be exercised, (ii) our debt obligations under the Revolving Credit Facility and Senior Notes, and (iii) our ability to obtain other long-term debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations.

Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. Restrictions upon the availability of real estate financing or high interest rates for real estate loans could also adversely affect our ability to dispose of real estate in the future. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. In the future, we may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets and on the value of the land we own.

Borrowings under our Revolving Credit Facility bear interest at the “Adjusted Term SOFR Rate” (as defined in the Revolving Credit Agreement), plus an applicable per annum spread rate of 2.00%-2.50% based on the Leverage Ratio (as defined in the Revolving Credit Agreement). All outstanding principal is due and payable upon termination of the Revolving Credit Facility. Variable changes in interest rates related to the Adjusted Term SOFR Rate are generally not expected to affect the fair value of outstanding borrowings on our Revolving Credit Facility but do affect our earnings and cash flows.

As of December 31, 2025, we had $110 million outstanding borrowings under the Revolving Credit Facility. Assuming no change in the amount outstanding as of December 31, 2025, a one percent (1%) increase or decrease in interest rates would result in a corresponding increase or decrease in annual interest expense of approximately $1.1 million.

Fixed rate debt related to our 2030 Notes and 2032 Notes bear interest of 6.375% and 6.250%, respectively. Changes in market interest rates generally affect the fair value of these instruments, but not our earnings or cash flows. Outstanding debt for Senior Notes, net of issuance costs, was approximately $1.969 billion as of December 31, 2025, and their carrying value approximates their fair value.

Hedging Activities

We do not currently engage in hedging activities and do not hold any derivative instruments or other financial contracts for hedging purposes. If we were to enter into hedging arrangements in the future, those instruments could expose us to market risk, including the potential effects of changes in interest rates.

Limitations of Market Risk

The sensitivity analysis above is based on variable-rate borrowings outstanding as of December 31, 2025 and assumes no changes in debt balances, no hedging activities, and a parallel change in interest rates. Actual impacts may differ due to changes in borrowings and repayments during the period, future financings, the timing of cash flows, changes in reference rates and spreads (including SOFR), and actions we may take to manage our exposure. Comparative market risk information for 2024 is not presented because the predecessor period did not have material market risk exposures and the information is not comparable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Millrose Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Millrose Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

The Company enters into option agreements that grant homebuilders the right to direct the planning, use, and development of homesites subject to the option contract. Determining whether these option agreements should be accounted for under ASC 842, Leases, requires management to apply significant judgment, including assumptions about whether the homebuilders (i) obtain the economic benefits from use of the asset during the option period, and (ii) have elements of control of the optioned assets. Changes in these assumptions could significantly affect the timing of revenue recognition in the Company’s consolidated financial statements.

We identified management’s conclusion regarding the accounting for these option agreements under ASC 842 as a critical audit matter due to the significant judgment involved, particularly in evaluating whether unusual and/or complex contractual terms affect the Company’s ability to obtain substantially all of the economic benefits from, and direct the use of, the identified asset. Accordingly, a high degree of auditor judgment and effort was required, including involving professionals in our firm with expertise in lease accounting, to evaluate the relevant contractual terms in the option agreements.

How the Critical Audit Matter Was Addressed in the Audit:

Our audit procedures related to the Company’s accounting assessment for the option contracts, included the following, among others:

•
We evaluated the option contracts to determine whether they convey the right to control the use of the identified asset throughout the period of use by assessing whether the counterparty (i) obtains substantially all of the economic benefits and (ii) has the right to direct the asset’s use throughout that period.
•
With the assistance of professionals in our firm having expertise in lease accounting , we evaluated the terms of the option contracts to assess whether such contracts met the definition of a lease.

/s/ Deloitte & Touche LLP

New York, NY
March 2, 2026

We have served as the Company’s auditor since 2024.

Millrose Properties, Inc.

Consolidated Balance Sheets

December 31, 2025 and 2024

(Dollars in thousands, except share amounts)

	December 31,	December 31,
	2025	2024
Assets
Inventories
Land and land under development	$—	$2,978,807
Finished homesites	—	2,486,483
Total inventories	—	5,465,290
Homesites under option contracts	8,872,695	—
Development loan receivables, net	328,999	—
Cash	35,046	—
Other assets	21,367	—
Total assets	9,258,107	5,465,290
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	—	282,730
Builder deposits	927,004	—
Debt obligations, net	2,112,062	24,188
Development guarantee holdback liability	100,000	—
Deferred tax liabilities	77,333	—
Other liabilities	185,446	—
Total liabilities	3,401,845	306,918
Commitments and contingencies (See Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 0 shares issued at December 31, 2025	—	—
Class A common stock, $0.01 par value, 275,000,000 shares authorized, 154,183,686 shares issued at December 31, 2025	1,542	—
Class B common stock, $0.01 par value, 175,000,000 shares authorized, 11,819,811 shares issued at December 31, 2025	118	—
Predecessor equity	—	5,158,372
Additional paid-in capital	5,873,087	—
Distribution in excess of net income	(18,485)	—
Total stockholders’ equity	5,856,262	5,158,372
Total liabilities and stockholders’ equity	$9,258,107	$5,465,290

See Notes to the Consolidated Financial Statements.

Millrose Properties, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2025, 2024 and 2023

(Dollars in thousands, except share amounts)

	Years ended December 31,
	2025	2024	2023
Revenues:
Option fee revenues	$570,957	$—	$—
Development loan income	29,504	—	—
Total revenues	600,461	—	—
Operating expenses:
Management fee expense	87,751	—	—
Stock-based compensation expense	677	—	—
Provision for credit loss expense	1,005	—	—
Sales, general, and administrative expenses from pre-spin periods	24,960	246,221	209,792
Total operating expenses	114,393	246,221	209,792
Income (loss) from operations	486,068	(246,221)	(209,792)
Other income (expense):
Interest income	7,702	—	—
Interest expense	(91,792)	—	—
Other expenses	(1,605)	—	—
Total other income (expense)	(85,695)	—	—
Net income (loss) before income taxes	400,373	(246,221)	(209,792)
Income tax expense	20,509	—	—
Net income (loss)	$379,864	$(246,221)	$(209,792)
Adjustment for expenses from pre-spin periods	24,960	—	—
Net income attributable to Millrose Properties, Inc. Common stockholders	$404,824	$(246,221)	$(209,792)
Basic earnings per share of Class A and Class B Common Stock	$2.44	$—	$—
Diluted earnings per share of Class A and Class B Common Stock	$2.44	$—	$—
Basic weighted average common shares outstanding of Class A and Class B Common Stock	166,003,497	—	—
Diluted weighted average common shares	166,026,608	—	—

See Notes to the Consolidated Financial Statements.

Millrose Properties, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2025, 2024 and 2023

(Dollars in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid-In	Distribution in Excess of	Pre-Spin Predecessors	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Net Income	Equity	Equity
Balance at December 31, 2022	—	$—	—	$—	—	$—	$—	$—	$3,774,853	$3,774,853
Net loss	—	—	—	—	—	—	—	—	(209,792)	(209,792)
Stock-based compensation	—	—	—	—	—	—	—	—	10,093	10,093
Contribution from pre-spin periods	—	—	—	—	—	—	—	—	883,807	883,807
Balance at December 31, 2023	—	$—	—	$—	—	$—	$—	$—	$4,458,961	$4,458,961
Net loss	—	—	—	—	—	—	—	—	(246,221)	(246,221)
Stock-based compensation	—	—	—	—	—	—	—	—	14,937	14,937
Contribution from pre-spin periods	—	—	—	—	—	—	—	—	930,695	930,695
Balance at December 31, 2024	—	$—	—	$—	—	$—	$—	$—	$5,158,372	$5,158,372
Net loss	—	—	—	—	—	—	—	404,824	(24,960)	379,864
Adjustments from pre-spin periods	—	—	—	—	—	—	—	—	24,960	24,960
Common stock issued, Spin-Off	120,983,633	1,210	11,819,811	118	—	—	(1,328)	—	—	—
Common stock retained by Lennar, Spin-Off	33,200,053	332	—	—	—	—	(332)	—	—	—
Contribution from Lennar, Spin-Off	—	—	—	—	—	—	5,874,166	—	—	5,874,166
Reversal of pre-spin equity	—	—	—	—	—	—	—	—	(5,158,372)	(5,158,372)
Stock-based compensation	—	—	—	—	—	—	677	—	—	677
Dividend equivalent rights	—	—	—	—	—	—	(96)	—	—	(96)
Dividends declared, $2.55 per share	—	—	—	—	—	—	—	(423,309)	—	(423,309)
Balance at December 31, 2025	154,183,686	$1,542	11,819,811	$118	—	$—	$5,873,087	$(18,485)	$—	$5,856,262

See Notes to the Consolidated Financial Statements.

Millrose Properties, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2025, 2024 and 2023

(Dollars in thousands)

	Years ended December 31,
	2025	2024	2023
Cash flows from (used in) operating activities
Net income (loss)	$379,864	$(246,221)	$(209,792)
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for credit loss expense	1,005	—	—
Sales, general, and administrative expenses from pre-spin periods	24,960	—	—
Interest paid-in-kind	(29,504)	—	—
Stock-based compensation expense	677	14,937	10,093
Amortization of discount	—	(13)	—
Amortization of debt issuance and financing costs	20,273	—	—
Changes in assets and liabilities
Land inventory	—	(716,073)	(641,864)
Other assets	(8,626)	—	—
Accounts payable and accrued expenses	—	30,176	(23,557)
Other liabilities	47,655	—	—
Deferred tax liabilities	20,509	—	—
Takedowns of homesites under option contracts, net of builder deposit credits	3,216,008	—	—
Net cash flows from (used in) operating activities	3,672,821	(917,194)	(865,120)
Cash flows from (used in) investing activities
Option deposits from Lennar, Spin-Off	584,848	—	—
Acquisition of Rausch land assets, net of builder deposits	(858,938)	—	—
Investments in homesites under option contracts, net of builder deposits	(5,149,382)	—	—
Other deposits	1,738	—	—
Investments in development loans	(353,806)	—	—
Paydowns of development loans	53,306	—	—
Net cash used in investing activities	(5,722,234)	—	—
Cash flows from (used in) financing activities
Cash contribution from Lennar, Spin-Off	415,152	—	—
Principal payments on debt from pre-spin periods	—	(13,501)	(18,687)
Net transfers from pre-spin periods	—	930,695	883,807
Payments for Spin-Off deal costs	(77,948)	—	—
Financing and issuance cost payments for debt obligations	(57,939)	—	—
Proceeds from revolving credit facility and delayed draw term loan facility borrowings	2,835,000	—	—
Repayments of revolving credit facility and delayed draw term loan facility borrowings	(2,725,000)	—	—
Proceeds from senior notes	2,000,000	—	—
Dividends paid to stockholders	(298,806)	—	—
Payment of seller notes	(6,000)	—	—
Cash flows from (used in) financing activities	2,084,459	917,194	865,120
Net increase in cash	35,046	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$35,046	$—	$—
Supplemental disclosures of non-cash investing and financing activities
Non-cash impacts of Millrose Spin-Off
Homesites under option contracts contributed by Lennar, net of option deposits	$4,911,279	$—	$—
Decrease in deferred tax liabilities	59,836	—	—
Liabilities for transaction deal costs and seller notes	(96,948)	—	—
Common stock issued, Spin-Off	(1,660)	—	—
Non-cash increase in additional paid-in capital, Spin-Off	(4,872,506)	—	—
Reversal of pre-spin equity at Spin-Off	5,158,372	—	—
Non-cash impacts of Rausch land acquisition
Option deposits	(90,264)	—	—
Development guarantee holdback liability	(100,000)	—	—
Increase in deferred tax liabilities	(116,660)	—	—
Builder deposits for homesites under option contract	(416,994)	—	—
Reduction of debt for inventories financed by sellers	—	(13,905)	—
Homesites under option contracts acquired through purchase money mortgages	33,000	—	—
Purchase money mortgages	(33,000)	—	—
Dividend accrual rights accrued but not paid	96	—	—
Dividends declared but not paid	124,503	—	—
Purchases of inventory financed by sellers	—	19,000	13,500
Supplemental disclosure of cash flow information
Cash paid for interest	$23,942	$—	$—
Cash paid for income taxes	8,500	—	—

See Notes to the Consolidated Financial Statements.

Millrose Properties, Inc.

Notes to the Consolidated Financial Statements

Note 1. Description of Business

Millrose Properties, Inc. (“Millrose” and, together with its subsidiaries, the “Company”) is a corporation incorporated under the laws of the State of Maryland on March 19, 2024 and later spun-off (the “Spin-Off”) by Lennar Corporation (“Lennar”, or the “Predecessor”) to create an independent, publicly traded company. The Spin-Off was completed on February 7, 2025 at which time Millrose’s Class A common stock was listed on the New York Stock Exchange under the symbol “MRP”.

Prior to the Spin-Off, the operations and financial information that represent the business assets that were spun off to Millrose were wholly owned by and under the common control of Lennar and are collectively referred to as the “Predecessor Millrose Business”. After the Spin-Off, Millrose is an independent company that is externally managed and advised by Kennedy Lewis Land and Residential Advisors LLC (“KL” or the “Manager”), pursuant to a management agreement between Millrose and KL entered into on February 7, 2025 (the “Management Agreement”).

The Company purchases and develops residential land and sells finished homesites to homebuilders by way of option contracts with predetermined costs and takedown schedules. The Company serves as a solution for homebuilders seeking to expand access to finished homesites while implementing an asset-light strategy. The Company’s option contracts provide for the payment of recurring cash option fees in exchange for granting counterparties the right to purchase land that Millrose owns during the development period at predetermined prices and takedown schedules. As Millrose sells fully developed homesites, capital is recycled into future land acquisitions for homebuilders, providing counterparties with durable access to community growth. To a lesser extent, the Company also provides development loans secured by property intended for residential use.

Millrose has one operating and reportable segment that derives revenue primarily from its portfolio of homesites under option contracts. To a lesser extent, the Company earns interest income on the outstanding loan balance of development loans secured by residential property. The Company’s operations are conducted in the United States. As of December 31, 2025, Millrose had 933 homesites in 142,139 properties (also known as communities) across 30 states.

The Company intends to elect to be treated as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2025. Millrose Properties, Inc. is a holding company whose operations are conducted primarily through MPH Parent LLC (“MPH Parent”), a Delaware limited liability company and a wholly owned operating subsidiary of Millrose, and other subsidiaries, including Millrose Properties Holdings, LLC (“Millrose Holdings”), a Delaware limited liability company and a wholly owned operating subsidiary of MPH Parent. Millrose and MPH Parent made a joint election to treat MPH Parent as a TRS of Millrose. Accordingly, MPH Parent will be subject to full entity-level taxation in connection with its business operations. Similarly, the Company expects that its other TRSs will be taxable business entities.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the financial statements of the Predecessor Millrose Business prior to the Spin-Off, which are derived from the accounting records of Lennar. Unless otherwise indicated, the financial information presented prior to the February 7, 2025 Spin-Off in this Form 10-K is that of Lennar. The Predecessor financial statements represent a combination of entities under common control that have been prepared under the legal entity method of carving out financial statements and have been prepared based on the assets transferred to Millrose in the Spin-Off. The Predecessor financial statements reflect the expenses directly attributable to the Predecessor Millrose Business, and, land inventory assets and liabilities included in the Spin-Off, at Lennar’s historical basis. The financial statements of the

Predecessor Millrose Business may not be indicative of Millrose’s future performance as an independent, publicly traded company following the Spin-Off and do not necessarily reflect what the financial position, results of operations, and cash flows would have been had Millrose operated as a separate, publicly traded company during the periods presented. The basis of accounting for the Predecessor Millrose Business for the year ended December 31, 2025 includes an allocation of the average daily expense in 2024, using this allocation method, to the period of January 1, 2025 through February 7, 2025. See “Sales, General, and Administrative Expenses from Pre-Spin Period” in this Note 2 below for more information.

The consolidated financial statements after the Spin-Off include the accounts of the Company and its subsidiaries, including Millrose Holdings and other subsidiaries. The basis of presentation of significant accounting policies documented below includes that of Millrose after the Spin-Off as of December 31, 2025.

The Company consolidates all wholly-owned subsidiaries and all intercompany balances and transactions have been eliminated in consolidation.

Segment and Geographic Information

Prior to the Spin-Off, the Predecessor Millrose Business did not operate as a separate reportable segment. Following the Spin-Off, the Company operates and derives revenue primarily from its portfolio of homesites under option contracts. The Company also earns interest income on development loans secured by residential property.

As of December 31, 2025, the Company’s operations were conducted entirely in the United States with properties geographically located across 30 states. The Chief Executive Officer serves as the Company’s Chief Operating Decision Maker (the “CODM”) and evaluates performance and resource allocation on a portfolio basis. Additionally, the Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single operating and reportable segment (the “Reporting Segment”) for disclosure purposes in accordance with GAAP.

The CODM evaluates the performance of Reporting Segment by analyzing the Company's consolidated financial statements. Net income attributable to Millrose, as presented on the Company’s consolidated statements of operations, is the primary metric utilized by the CODM to assess the Reporting Segment’s performance and to allocate resources. Total assets, as presented on the Company’s consolidated balance sheets, is used to measure the Reporting Segment’s assets.

The Company monitors major counterparties to assess potential risks to its financial position. For the year ended December 31, 2025, the Company derived a substantial portion of its revenues from Lennar, which represented $501.5 million, or 84%, of the Company's total revenues, and 88% of the Company's total option fee revenues.

The Company continuously monitors operations for any changes that may impact segment reporting as required under ASC 280 Segment Reporting.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The allowance for credit losses on development loan receivables and homesites under option contracts is a critical accounting estimate developed using a weighted average remaining maturity (“WARM”) methodology in accordance with ASC 326 Financial Instruments – Credit Losses (“CECL”). This methodology requires significant judgment in determining the annual charge-off rate, expected cash flows, and other qualitative adjustments. Additionally, determining whether option agreements should be accounted for under ASC 842 Leases requires the Company to apply significant judgment in evaluating the elements of control and economic benefits of the related assets.

The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2025. Actual results could differ from those estimates.

Cash

The Company considers all investments with an original maturity of three months or less to be cash and cash equivalents. Cash is recorded at cost, which approximates their fair values due to the short maturity period. As of December 31, 2025, cash was $35.0 million consisting of highly liquid deposit accounts. The Company held no cash equivalents or restricted cash balances at December 31, 2025. The Predecessor Millrose Business held no cash and cash equivalents at December 31, 2024.

Homesites Under Option Contracts

The Company enters into option agreements that grant homebuilders the right to direct the planning, use, and development of homesites subject to the option contracts. The Company evaluates its homesite option contracts at inception to determine if they contain a lease as defined under ASC 842. If the counterparty obtains substantially all of the economic benefits from use of the asset and has elements of control of the optioned assets, the Company accounts for homesites under option contracts in accordance with ASC 842. If the purchase options are reasonably certain of being exercised, the Company accounts for option fee contracts as sale-type leases under ASC 842.

Homesites under option contracts are recorded based on the Company's capital funded under the option contracts, which includes the land acquisition costs, qualifying development costs and other directly attributable costs. Option fee income is recognized over the term of the contract using an effective interest yield. Changes in monthly option fees due to reimbursable development costs, changes in takedown timing or volume, or other contractual adjustments are recognized prospectively through an updated effective interest yield over the term of the option contract. When a counterparty completes a takedown and homesites are transferred in accordance with the option contract, the Company derecognizes the related carrying amount from the balance sheet.

The Company evaluates the contractual right to receive future payments under option contracts for expected credit losses in accordance with ASC 326. The Company uses a WARM methodology, which applies an annual loss rate to the estimated remaining life of the related contract balance and is adjusted for expected cash flows and other qualitative factors which include the counterparties' payment performance, delinquencies or defaults since inception, historical charge off rates for residential housing, and cross-collateralization features across certain counterparty arrangements. The Company also considers the credit quality of its most significant counterparties.

The allowance for credit losses is presented as a contra-asset against the amortized cost basis of the related asset, and any changes in the allowance are recorded as a provision for credit loss expense within the Company's consolidated statements of operations.

See Note 4. Homesites Under Option Contracts for additional information.

Development Loan Income

The Company earns interest income on the outstanding loan balance of development loans secured by residential property. Development loan income is recorded in accordance with ASC 310 Receivables. The Company records the revenue on a monthly basis as the interest is earned. All interest earned is paid-in-kind (“PIK”).

For the year ended December 31, 2025, development loan income was $29.5 million. There was no development loan income recognized by the Predecessor Millrose Business for the years ended December 31, 2024 and December 31, 2023.

Development Loan Receivables, net

Development loan receivables, net are accounted for in accordance with ASC 310. These amounts include principal amounts due on development loans and the related interest receivable. Development loans are recorded at their amortized cost basis, representing the principal portion and capitalized PIK interest, net of principal payments and the allowance for credit losses. The following are the Company's development loans that are secured by residential properties as of December 31, 2025:

Description	Interest Rates	Maturity Date	Periodic Payment Terms (1)	Prior Liens	Face Amount	Carrying Amount	Principal Amount of Delinquent Loans
(in thousands)
Borrower A - Secured development loan; residential development projects located across multiple U.S. markets	12%	1/31/2026 (2)	P/I	$—	$287,748	$287,748	$—
Borrower B - Secured development loan; residential development projects located across multiple U.S. markets	12%	9/30/2029	P/I	$—	$35,560	$35,560	$—

(1)
P/I = principal and interest.
(2)
On January 29, 2026, the maturity date was extended between the Company and its counterparty to July 31, 2026.

The Company records an allowance for credit losses in accordance with ASC 326. The Company uses a WARM methodology which applies an annual charge-off rate to the estimated remaining life of development loans, adjusted for expected cash flows. The historical baseline is further adjusted for qualitative factors, including counterparties' consistent payment performance and broader market conditions affecting residential development activity. The Company includes accrued PIK interest in the amortized cost basis of the development loans for purposes of calculating the allowance for credit losses. The Company recorded an allowance for credit losses of $1.0 million as of December 31, 2025 in the consolidated statements of operations as an estimate of potential future losses.

The Company monitors the credit of its development loan portfolio on an ongoing basis, including evaluating timeliness of borrower payments. As of December 31, 2025, all development loans were current regarding their contractual payments.

Development loan receivables, net as of December 31, 2025 were as follows:

At December 31,
(in thousands)	2025
Development loan principal receivables	$323,308
Interest receivable paid-in-kind for development loans	6,696
Allowance for credit losses	(1,005)
Total development loan receivables, net	$328,999

The Predecessor Millrose Business did not have development loan receivables as of December 31, 2024 as there were no principal operating activities related to development loans.

The following table summarizes the activity in the Company's development loan receivables, net and the associated allowance for credit losses, which represents the Company's valuation account for these financial assets, for the year ended December 31, 2025:

Year ended December 31,
(in thousands)	2025
Development Loan Receivables (Gross)
Balance at Spin-Off (February 7, 2025)	$—
Investments in development loans	353,806
Paydowns of development loans	(53,306)
Interest income on development loans	29,504
Ending gross balance at December 31, 2025	$330,004

Allowance for Credit Losses
Balance at Spin-Off (February 7, 2025)	$—
Additions: Provision for credit loss expense	1,005
Deductions: Write-offs/Charge-offs	—
Ending allowance for credit losses at December 31, 2025	$1,005

Development loan receivables, net at December 31, 2025	$328,999

The following table summarizes the scheduled contractual principal maturities of the Company's development loan receivables, net as of December 31, 2025. All development loans were originated in 2025 following the Spin-Off.

(in thousands)	Schedule of Principal Payments
2026	$287,748
2027	—
2028	—
2029	35,560
2030	—
Thereafter	—
Total development loan principal receivables	$323,308

Inventories

Inventories consist of land and land under development, and finished homesites of the Predecessor Millrose Business prior to the Spin-Off. The inventories of the Predecessor Millrose Business were not subject to purchase option contracts with homebuilders and therefore were accounted for in accordance with ASC 360 Property, Plant, and Equipment. Inventories of the Predecessor Millrose Business are stated at cost, which includes land acquisition costs, land development costs, and other costs directly attributable to land development.

During the pre-Spin-Off periods, the Predecessor Millrose Business reviewed for indicators of impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. If indicators were present, the Predecessor Millrose Business performed a recoverability test using undiscounted future cash flows. If the carrying amount exceeded the undiscounted cash flows, the inventory was written down to fair value based on discounted cash flows or market data. There were no inventory valuation adjustments recorded by the Predecessor Millrose Business for the years ended December 31, 2024.

Builder Deposits

Builder deposits are option deposit payments received from counterparties under the Company’s option contracts. The Company records a liability for these deposits at the time of the counterparties deposit payments. When the counterparties exercise their purchase option and acquire the finished homesite, the builder deposits are applied to the total takedown price owed by the counterparty. The liability is reduced as takedown payments are made and when the corresponding homesites under option contracts are derecognized from the balance sheet. If counterparties do not exercise their purchase options, the deposit is forfeited as per the terms of the option contracts and recorded as income by the Company.

The following roll forward summarizes the change in builder deposits from the Spin-Off through December 31, 2025:

Year ended December 31,
(in thousands)	2025
Beginning balance as of February 7, 2025 Spin-Off date	$—
Builder deposits, Spin-Off	584,848
Builder deposits, Rausch land acquisition	90,264
Builder deposits, additions	416,994
Homesite takedowns, options exercised	(165,102)
Total builder deposits	$927,004

Debt Issuance and Financing Costs

The Company records debt issuance and financing costs in accordance with ASC 835 Interest.

Issuance costs for the DDTL Credit Facility (as defined below) and Senior Notes (as defined below) are recorded as a direct deduction of the carrying value of the debt liability and are classified as debt obligations, net in the Company’s consolidated balance sheets. These costs are amortized to interest expense on a straight-line basis over the contractual life of the debt as it approximates the effective interest method. As of December 31, 2025, issuance costs for the Senior Notes recorded as a direct deduction of debt, net of accumulated amortization, were $30.9 million.

During the third quarter of 2025, as a result of the August 2025 Offering and the September 2025 Offering (as described below), and in accordance with the First Amendment to DDTL (as described below), the Company fully repaid the remaining outstanding principal balance and interest on the DDTL Credit Facility. In connection with the repayment and in accordance with ASC 835, the Company recorded the remaining unamortized issuance costs of $11.9 million to interest expense in the Company’s consolidated statements of operations.

Financing costs for the Revolving Credit Facility (as defined below) are classified as other assets in the Company’s consolidated balance sheets as the costs represent a future economic benefit which provides the Company access to capital over the contractual term. These costs are amortized to interest expense on a straight-line basis over the term of the Revolving Credit Facility as it approximates the effective interest method. As of December 31, 2025, financing costs recorded as other assets, net of accumulated amortization, were $6.9 million for the Revolving Credit Facility.

For additional information, see Note 8. Debt Obligations.

Development Guarantee Holdback Liability

As of December 31, 2025, the Company recorded a holdback liability of $100 million related to a site improvement guarantee (the “Site Improvement Guarantee Amount”) owed to Rausch pursuant to terms of the transaction documents for the acquisition of the Rausch land assets by the Company (the “Transaction Documents”). The Site Improvement Guarantee Amount is due within ten business days of the date that is the later of (i) two years following February 10, 2025, and (ii) the date on which development of 50% of certain assets subject to the Transaction Documents (the “Guaranteed Assets”) has been completed. The amount to be paid to Rausch pursuant to the Transaction Documents is the Site Improvement Guarantee Amount, less the aggregate amount by which actual development costs exceed the budgeted development costs for the Guaranteed Assets or such lesser amounts as may be designated in writing by Rausch.

Management Fee Expense

Pursuant to the Management Agreement, the Company pays KL a management fee in an amount equal to 1.25% per annum (0.3125% per quarter) of Tangible Assets, as defined in the Management Agreement (the “Management Fee”). The Management Fee is due and payable quarterly in advance as of the first day of each quarter and is reviewed by the Company's Board of Directors (the “Board”).

Except for certain reimbursable expenses, all expenses incurred by Millrose and its subsidiaries in the ordinary course of business are covered under the Management Fee, including the costs of all administrative and operating functions and systems, office space and office equipment, public company expenses, expenses incurred in maintaining the Company’s REIT status, compensation and fees paid to officers, employees, directors, vendors, consultants, advisors, and other outside professionals. All personnel are employed by KL or an affiliate of KL, and their salaries are paid by KL or the relevant affiliate of KL; therefore the Company does not record personnel-related expenses, including salaries, benefits, and share-based compensation for any employees. All cash compensation and fees paid to the Board are also paid by KL and covered by the Management Fee. The Management Fee does not cover certain offering expenses, rating agency fees, fees incurred for services in connection with extraordinary litigation and mergers and acquisitions and other events outside the Company’s ordinary course of business, and, in certain circumstances, costs associated with the ownership and maintenance of land.

The Management Fee for the year ended December 31, 2025 was $87.8 million, which covers the period from the Spin-Off date of February 7, 2025 through December 31, 2025 based on the number of days that the Management Agreement was in effect.

Stock-Based Compensation

On December 17, 2024, the Company’s sole stockholder at the time and its Board adopted the Millrose Properties, Inc. 2024 Omnibus Incentive Plan (the “2024 Incentive Plan”). The 2024 Incentive Plan authorizes the award of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. The Company had 60,555 RSU awards outstanding under the 2024 Incentive Plan as of December 31, 2025.

In accordance with ASC 718 Compensation- Stock Compensation, the Company accounts for stock-based compensation based on the grant date fair value and amortizes the costs on a straight-line basis over the vesting terms as stock-based compensation expense and as additional paid-in capital. See Note 12. Stock-Based Compensation for additional information.

Sales, General, and Administrative Expenses from Pre-Spin Periods

Sales, general, and administrative expenses from pre-spin period are costs directly attributable to the Predecessor Millrose Business prior to the Spin-Off, and include pre-Spin-Off operating and employee compensation costs for dedicated regional and divisional land teams tasked with acquiring and developing the homesites Lennar transferred to Millrose in the Spin-Off. For the year ended December 31, 2025, these expenses were allocated to the Predecessor Millrose Business on a specific identification basis or, when specific identification was not practicable, a proportional cost allocation method primarily based on headcount, usage, or other allocation methods depending on the nature of the services. For the year ended December 31, 2025, these expenses included an allocation for the period from January 1, 2025 through February 7, 2025 calculated as (i) the average daily expense allocated and recorded for the twelve months ended December 31, 2024, applied to (ii) days in the first quarter 2025 prior to the Spin-Off. The Company believes the allocation is representative in all material respects to the costs that are directly attributable to the Predecessor Millrose Business for the period from January 1, 2025 through February 7, 2025. Sales, general, and administrative expenses from pre-spin period were $25.0 million for the period of January 1, 2025 through February 7, 2025. Sales, general, and administrative expenses for the year ended December 31, 2024 and 2023 were $246.2 million and $209.8 million, respectively.

Income Taxes

The Company records income taxes using the asset and liability method set under ASC 740 Accounting for Income Taxes. Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as net operating loss and tax credit carryforwards as applicable. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the year in which the temporary differences are expected to be recovered or paid. The effect of the change in tax rates is recognized in earnings in the period when the changes are enacted. Interest related to unrecognized tax benefits is recognized in the financial statements as a component of income tax expense.

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

Millrose intends to elect to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2025. As Millrose qualifies as a REIT, it generally will not be subject to U.S. federal income tax on its net income that it distributes to its stockholders. To maintain its qualification as a REIT, Millrose will be required under the Code to distribute at least 90% of its REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to its stockholders and meet certain other requirements. If the Company fails to maintain its qualification as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Millrose relief under certain statutory provisions. Such an event could have a material adverse effect on its net income and net cash available for distribution to its members.

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

See Note 10. Income Taxes for additional information.

Other Income (Expense)

The Company records revenue and expenses that are not directly related to the core operations of the Company as other income (expense). Other income (expense) for the year ended December 31, 2025 was $85.7 million expense and included interest expense of $91.8 million for the Revolving Credit Facility, DDTL Credit Agreement, and Senior Notes, other expenses of $1.6 million, offset by interest income of $7.7 million related to cash balances. Interest expense for the year ended December 31, 2025 included $11.9 million of accelerated issuance cost amortization for the DDTL Credit Agreement as a result of the mandatory prepayment and paydown of the full outstanding principal amount of the loans outstanding under the DDTL Credit Agreement and all other outstanding obligations thereunder with the net proceeds from the September 2025 Offering on the date of such offering. See Note 8. Debt Obligations for further description of the September 2025 Offering.

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

As of December 31, 2025 and December 31, 2024, the Company did not measure any assets or liabilities at fair value on a recurring or nonrecurring basis.

Other liabilities approximate their fair value due to their short-term nature. Debt obligations, net approximate their fair value. The Company’s Revolving Credit Facility bears interest at variable rates that reset periodically; and therefore, approximates fair value. The Company’s Senior Notes approximates fair value as of the reporting date because the notes were issued at market terms during 2025 and any differences between carrying value and estimated fair value are not expected to be material.

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

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for the Company’s fiscal year ended December 31, 2025. The Company adopted ASU 2023-09 in the year ended December 31, 2025 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements; the required enhanced disclosures are included in Note 10. Income Taxes.

In November 2025, the FASB issued ASU 2025‑08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans (“ASU 2025‑08”), which amends accounting for certain acquired loans. ASU 2025‑08 expands the “gross‑up” method under ASC 326, previously limited to purchased credit-deteriorated (PCD) assets, to include certain purchased seasoned loans, eliminating Day 1 credit loss expense and aligning the treatment with that of PCD assets. The update is effective for interim and annual reporting periods beginning after December 15, 2026, with prospective application; early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2025‑08 on its financial statements and disclosures.

Note 3. Spin-Off and Other Significant Business Transactions

Spin-Off from Lennar

On February 7, 2025, the Company completed the Spin-Off from Lennar through a distribution of approximately 80% of Millrose’s common stock to Lennar stockholders as of the close of business January 21, 2025. Lennar retained the remaining 20% of total outstanding shares of Millrose’s common stock. In connection with the Spin-Off:

•
Millrose received a contribution from Lennar of approximately $5.5 billion in land assets, representing approximately 87,000 homesites, and cash of approximately $1.0 billion, which included $585 million of cash deposit liabilities related to option contracts with Lennar.
•
Millrose entered into a Revolving Credit Facility with a commitment amount of up to $1.335 billion that is scheduled to mature on February 7, 2028;
•
Millrose entered into multiple agreements with Lennar; which include the Founder’s Right Agreement, Registration Rights Agreement, Master Program Agreement, Master Option Agreement, Master Construction Agreement, Multiparty Cross Agreement and Payment and Performance Guaranty;
•
Millrose entered into the Management Agreement with KL for KL to manage the day-to-day operations of Millrose, subject to the supervision of the Board.

The Company concluded that the transferred assets and activities collectively constitute a business under ASC 805 Business Combinations as they include (i) substantive inputs (homesites under option contracts and cash), (ii) processes (“Lennar Services” as defined under the Master Program Agreement), and (iii) the capability to produce outputs (option fee income). The Company recorded the assets acquired and liabilities assumed based on the carrying value of these items as they were reflected on Lennar’s books and records as of the closing of the transaction. The strategic rationale for the Spin-Off is documented in Note 1. Description of Business.

The following are the Spin-Off related transactions, and accounting adjustments that the Company made in its consolidated financial statements after the Spin-Off:

•
The Spin-Off was completed through a distribution of 120,983,633 shares of Class A common stock of Millrose, par value $0.01 per share, and 11,819,811 shares of Class B common stock of Millrose, par value $0.01 per share, to Lennar common stockholders. The par value of $1.3 million for this common stock issued was recorded as stockholders’ equity in the Company’s consolidated balance sheets;
•
Lennar retained 33,200,053 shares of Class A common stock of Millrose, par value $0.01 per share. The par value of $0.3 million for these shares issued was recorded as stockholders’ equity in the Company’s consolidated balance sheets;
•
The Company received cash of $1.0 billion inclusive of cash deposits of $585 million and contribution of $415 million. The cash deposits are recorded as builder deposit liabilities in the Company's consolidated balance sheets;
•
The Company recorded the land contribution of $5.5 billion as homesites under option contracts in its consolidated balance sheets;
•
The Company recorded liabilities for (i) seller notes of $19.0 million, and (ii) prepaid due diligence costs of $77.9 million acquired as part of the Spin-Off, in its consolidated balance sheets; and
•
The Company recorded a deferred tax asset of $59.8 million in its consolidated balance sheets.

The total Spin-Off related stockholders' equity for contributions from Lennar was approximately $5.9 billion, which the Company recorded as additional paid-in capital in its consolidated balance sheets. The Predecessor Millrose Business equity at the Spin-Off date was $5.2 billion, which was reversed from the Company’s consolidated balance sheets as of the Spin-Off date.

In connection with the Spin-Off, the Company incurred approximately $77.9 million of Spin-Off related costs, primarily consisting of accounting, legal, banking, and advisory fees. These costs were recorded as incurred as a reduction of equity in the consolidated financial statements.

On October 10, 2025, Lennar exercised its registration rights pursuant to the Registration Rights Agreement and commenced the offer to exchange the approximately 20% of the total outstanding shares of Class A Common Stock of Millrose that it owned as of September 30, 2025 for outstanding shares of Lennar Class A common stock (the “Exchange Offer”). On November 26, 2025, Lennar announced the results of the Exchange Offer through which Lennar accepted an aggregate of 8,049,594 shares of Lennar Class A common stock in exchange for

33,298,754 shares of Class A Common Stock of Millrose. The Exchange Offer was completed on November 28, 2025. As a result, Lennar now owns a de minimis amount of Common Stock following the completion of the Exchange Offer.

Acquisition of Rausch Land Assets

On February 10, 2025, the Company acquired approximately 25,000 homesites through the acquisition of 100% of the outstanding stock of RCH Holdings, Inc., a newly formed parent holding company of Rausch, for approximately $859 million in cash, which is net of option deposits funded by Lennar and other holdbacks. Land assets acquired were $1.158 billion, consisting of $858.9 million in cash, net of $90.3 million in option deposits, $100.0 million of development guarantee holdbacks, $116.7 million of deferred tax liabilities, and $7.6 million of earnest deposits. Simultaneously with the closing of the acquisition, the Company entered into option agreements to option the acquired homesites back to Lennar.

In accordance with ASC 805, the Company accounted for the transaction as an asset acquisition. The acquired land assets were recorded at the acquisition cost as homesites under option contracts in the Company’s consolidated balance sheets. The Company recorded in its consolidated balance sheets (i) the option deposits as builder deposit liabilities (ii) the development guarantee holdbacks as a holdback liability (iii) the deferred taxes as deferred tax liabilities, and (iv) earnest deposits as other assets.

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

In accordance with ASC 805, the Company accounted for the transaction as an asset acquisition. The acquired land assets were recorded based on the Company's capital funded for the homesites acquired. The Company recorded in its consolidated balance sheets the option deposits as builder deposit liabilities.

Debt Offerings

On August 7, 2025, the Company completed the offer and sale (the “August 2025 Offering”) of $1.25 billion aggregate principal amount of its 6.375% senior notes due 2030 (the “2030 Notes”). See Note 8. Debt Obligations for further description of the August 2025 Offering.

On September 11, 2025, the Company completed the offer and sale (the “September 2025 Offering”) of $750 million aggregate principal amount of its 6.250% senior notes due 2032 (the “2032 Notes” and together with the 2030 Notes, the “Senior Notes”). See Note 8. Debt Obligations for further description of the September 2025 Offering.

Note 4. Homesites Under Option Contracts

The Company's option contracts with its counterparties are accounted for under ASC 842 because the Company transfers elements of control of the homesites to the counterparties during the option contract period. Revenues earned from homesites under option contracts are recorded as option fee revenues in the Company's consolidated statements of operations.

The option agreements grant counterparties the exclusive right to acquire homesites owned by the Company at predetermined prices and takedown schedules. Although the Company retains legal title to the land during the option agreement term, the counterparties obtain substantive rights to direct the planning, use, and development of the homesites. The Company has therefore determined that these arrangements are accounted for under ASC 842. Because the Company considers the counterparties’ purchase options to be reasonably certain of exercise, the option contracts are accounted for as sales‑type leases under ASC 842.

The carrying value of homesites under option contracts is recorded based on the Company's capital funded under the option contracts, which includes the land acquisition costs, qualifying development costs and other directly attributable costs incurred on the underlying land. When a counterparty completes a takedown and homesites are transferred in accordance with the option contract, the Company derecognizes the related carrying amount from the balance sheet.

The Company did not recognize selling profit or loss upon commencement of its option contracts because the carrying amount of the underlying homesites approximated consideration allocated to those assets in accordance with ASC 842. For the year ended December 31, 2025, the Company recognized total option fee income of $570.9 million related to these option contracts. The aggregate homesites under option contract was $8.9 billion as of December 31, 2025. For the years ended December 31, 2024 and 2023, the Predecessor Millrose Business did not generate option fee revenues because the inventories of the Predecessor Millrose Business were not subject to purchase option contracts with homebuilder.

Because the Company's option contracts are accounted for as sales-type leases, the resulting asset, representing the Company's right to received future takedown payments and option fees, is considered a contractual right to receive cash. Therefore, the Company evaluates expected credit losses for homesites subject to option contracts in accordance with ASC 326. Expected credit losses are estimated using a WARM methodology, which applies an annual loss rate to the estimated remaining life of the related contract balance and is adjusted for expected cash flows and relevant qualitative factors. Qualitative considerations include the counterparties' consistent payment performance, the absence of delinquencies or defaults since inception, non-refundable option deposits and contractual termination fees, and cross-collateralization features across certain counterparty arrangements. The Company also considers the credit quality of its most significant counterparties. After considering these factors, the Company determined that the risk of loss was immaterial as of December 31, 2025.

Total homesites under option contracts was $8.9 billion as of December 31, 2025. The change in homesites under option contracts from the Spin-Off date through December 31, 2025 is as follows:

Year ended December 31,
(in thousands)	2025
Beginning balance as of February 7, 2025 Spin-Off date	$—
Homesites under option contracts contributed by Lennar in Spin-Off (1)	5,496,126
Land acquired from Rausch (2)	1,158,303
Investments in homesites under option contracts (3)	5,599,376
Takedowns of homesites under option contracts	(3,381,110)
Total homesites under option contracts	$8,872,695

(1)
Includes land contributed of $5.556 billion, less deferred tax asset adjustment of $59.8 million.
(2)
Includes land acquired of $1.049 billion plus deferred tax liability adjustment of $116.7 million, less earnest deposits of $7.6 million.
(3)
Includes land acquired of $3.914 billion and development costs of $1.686 billion. Land acquired includes $522.8 million of land assets acquired in the New Home transaction and $33 million of land acquired under purchase money mortgages. See Note 8. Debt Obligations for a description of the purchase money mortgage obligations.

Counterparties pay monthly option fees, which may vary over time due to additional capital invested in development, reimbursable costs, takedown timing and volume, or other contractual adjustments. These changes are recognized prospectively through an updated effective interest yield. The Company recognizes income from these arrangements using an effective interest yield over the term of the option contract.

The following table represents the expected undiscounted option fee cash flows related to homesites that are under option contracts with counterparties as of December 31, 2025. Expected undiscounted option fee cash flows do not include new homesites that are acquired or development costs that are incurred after December 31, 2025.

(in thousands)	Amount
2026	$791,993
2027	726,124
2028	524,686
2029	331,822
2030	224,414
Thereafter	516,525

For the year ended December 31, 2025, approximately 88% of the Company's total option fee revenues were earned from Lennar. See Note 5. Related Party Transactions for additional information related to transactions and balances with Lennar for homesites under option agreements.

Note 5. Related Party Transactions

During 2025, the Company had related party relationships with (i) Lennar, prior to the completion of the Exchange Offer on November 28, 2025, and (ii) KL, the Company's external manager under the Management Agreement. The following sections provide details of transactions and balances with each of these parties.

Lennar

Prior to the Spin-Off, the Company was a wholly owned subsidiary of Lennar. Following the Spin-Off, Lennar owned 20% of Millrose's common stock until November 28, 2025, when Lennar completed the Exchange Offer, reducing its ownership from approximately 20% to a de minimis amount.

From that date forward, Lennar ceased to be a related party as it no longer held an ownership interest or other rights that provide significant influence over the Company's management or operating policies. The primary transactions between the Company and Lennar during the year ended December 31, 2025 included:

•
Cash payments from Lennar for purchase options on homesites under option contracts of approximately $452.9 million;
•
Cash payments by the Company to Lennar for land purchases of approximately $2.0 billion;
•
Option deposits from Lennar of approximately $171.7 million;
•
Cash payments by the Company to Lennar for land draws of approximately $1.3 billion;
•
Cash payments from Lennar upon exercise of homesite purchase options of approximately $3.1 billion;
•
Option deposit credits to Lennar upon exercise of homesite purchase options of $127.5 million; and
•
Reimbursements from Lennar for Exchange Offer expenses of approximately $2.0 million.

As of December 31, 2025, the Company recorded the following related to Lennar in the consolidated financial statements:

•
Homesites under option contracts of $6.9 billion;
•
Option deposit liabilities of $726.7 million; and

For the year ended December 31, 2025, the Company derived from Lennar approximately 84% of the Company's total revenues and 88% of the Company's total option fee revenues. Revenues earned under the Master Program Agreement with Lennar represented 85% of the Company's total option fee revenues. Given the concentration of revenues from Lennar, any significant deterioration in Lennar's business condition could have an adverse impact on the Company's operating results and financial condition. The Company believes it is not exposed to significant credit risk for Lennar as of the date of these consolidated financials statements.

KL

Following the Spin-Off, the Company is externally managed and advised by KL, which is considered a related party due to its contractual management relationship. The Company pays a Management Fee each quarter as described in Note 2. Basis of Presentation and Significant Accounting Policies, Management Fee. For the year ended December 31, 2025, the management fee paid to KL was $87.8 million. There were no amounts payable to or amounts receivable from KL as of December 31, 2025.

Note 6. Other Assets

Other assets as of December 31, 2025 and December 31, 2024 were as follows:

	At December 31,
(in thousands)	2025	2024
Deferred financing costs (1)	$6,919	$—
Earnest deposits and prepaid due diligence costs (2)	5,828	—
Other assets (3)	8,620	—
Total other assets	$21,367	$—

(1)
Deferred financing costs for Revolving Credit Facility.
(2)
Includes net earnest deposits of $4.0 million and due diligence costs for Rausch land acquisition of $1.8 million.
(3)
Primarily includes prepaid taxes of $8.5 million.

Note 7. Other Liabilities

Other liabilities as of December 31, 2025 and December 31, 2024 were as follows:

	At December 31,
(in thousands)	2025	2024
Dividend payable (1)	$124,503	$—
Seller notes payable (2)	13,000	—
Accrued interest payable (3)	47,576	—
Other accrued liabilities (4)	367	—
Total other liabilities	$185,446	$—

(1)
Payable for dividend declared by the Company on December 22, 2025, and paid on January 15, 2026. See Note 11. Stockholders' Equity.
(2)
Loan payable to lender specific to a community acquired from Lennar.
(3)
Accrued interest payable for Revolving Credit Facility of $1.2 million and Senior Notes of $46.4 million.
(4)
Includes accrued issuance costs for Senior Notes, other deposits, and accrued dividend equivalent rights for holders of unvested RSUs granted under the 2024 Incentive Plan.

Note 8. Debt Obligations

Debt obligations as of December 31, 2025 and 2024 were as follows:

	At December 31,
(in thousands)	2025	2024
6.375% senior notes due 2030	$1,250,000	$—
6.250% senior notes due 2032	750,000	—
Revolving credit facility maturing on February 7, 2028	110,000	—
Purchase money mortgages	33,000	—
Total debt obligations	$2,143,000	$—
Debt issuance costs (1)	(30,938)	—
Total debt obligations, net	$2,112,062	$—

(1)
Debt issuance costs for the Senior Notes, net of accumulated amortization.

Senior Notes

The terms of each of the Company’s Senior Notes outstanding as of December 31, 2025 were as follows:

Senior Notes Outstanding	Principal Amount	Net Proceeds	Price	Date Issued
(in thousands)
6.375% senior notes due 2030	$1,250,000	$1,227,923	100%	August 7, 2025
6.250% senior notes due 2032	$750,000	$737,500	100%	September 11, 2025

During the year ended December 31, 2025, the Company issued an aggregate of $2.0 billion Senior Notes at par value. Net proceeds received were approximately $1.97 billion after deducting the initial purchasers’ discounts and commissions and offering expenses.

The Senior Notes were issued pursuant to separate indentures, dated as of August 7, 2025 for the 2030 Notes and September 11, 2025 for the 2032 Notes (collectively, the “Senior Note Indentures”), among the Company, the subsidiary guarantors from time to time party thereto and Citibank, N.A., as trustee. The 2030 Notes and 2032 Notes are both fully and unconditionally guaranteed on a senior unsecured basis by Millrose Properties SPE LLC a subsidiary of the Company (“SPE LLC”) and MPSAB, LLC.

The Senior Notes and the guarantee are the Company’s and the guarantors’ general senior unsecured obligations and are (i) pari passu in right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness, including the indebtedness under the Revolving Credit Agreement and the Senior Notes, (ii) senior in right of payment to any future subordinated indebtedness of the Company and the guarantors, (iii) effectively subordinated to all of the Company’s and the guarantors’ existing and future secured indebtedness, including the indebtedness under the Revolving Credit Agreement, to the extent of the value of the assets securing such indebtedness, and (iv) structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries that do not guarantee the Senior Notes.

Interest on the 2030 Notes accrues at a rate of 6.375% per annum and is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2026. Interest on the 2032 Notes accrues at a rate of 6.250% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2026.

The Company may redeem some or all of the 2030 Notes on or after August 1, 2027 and some or all of the 2032 Notes on or after September 15, 2028 at the redemption prices specified in the Senior Note Indentures. Prior to those dates, the Senior Notes may be redeemed at 100% principal amount thereof plus accrued and unpaid interest on the notes being redeemed and a make-whole premium. In addition, before those dates the Company may redeem up to 40% for each Senior Note with cash in an amount not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 106.375% for the 2030 Notes being redeemed plus accrued unpaid interest, and 106.250% for the 2032 Notes being redeemed plus accrued unpaid interest.

The Senior Note Indentures include certain restrictive covenants that limit the Company’s and certain of its subsidiaries’ ability to, among other things: (i) create certain liens, (ii) engage in certain sale and leaseback transactions, and (iii) effect certain mergers or consolidations, or sell all or substantially all of its assets. These covenants are subject to important qualifications and exceptions as set forth in the Senior Note Indentures. Additionally, upon the occurrence of a Change of Control Triggering Event (as defined in the Senior Note Indentures), the Company must offer to repurchase all of the 2030 Notes or 2032 Notes, as applicable, at 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. The Senior Note Indentures also provide for customary events of default. At December 31, 2025, the Company was in compliance with all covenants under the Senior Note Indentures and there were no events of default.

The carrying amounts of the 2030 Notes and 2032 Notes, net of unamortized issuance costs of $30.9 million, were $1.230 billion and $739 million, respectively, as of December 31, 2025. Interest expense related to the Senior Notes for the year ended December 31, 2025 was $48.7 million, which included $46.4 million of accrued interest and $2.3 million of amortized issuance costs. Interest payable as of December 30, 2025 was $46.4 million and is classified in other liabilities in the Company’s consolidated balance sheets.

Revolving Credit Facility

On February 7, 2025, the Company entered into a credit agreement (the “Revolving Credit Agreement”) with a consortium of lenders party thereto JPMorgan Chase Bank, N.A., as administrative agent for the lenders, which provides for a $1.335 billion revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility bear interest at either the Adjusted Term SOFR Rate (as defined in the Revolving Credit Agreement), or at the Company’s option an Alternate Base Rate, in each case, plus an applicable margin (as defined in the Revolving Credit Agreement).

Availability under the Revolving Credit Facility is subject to a borrowing base, updated quarterly, calculated to the value of certain real property assets and unrestricted cash and cash equivalents (as defined in the Revolving Credit Agreement). Proceeds may be used to borrow loans or obtain standby letters of credit.

Obligations under the Revolving Credit Agreement are secured by pledges of promissory notes from MPH Parent and certain of its subsidiaries to Millrose (the “Promissory Notes”), and by equity interests of MPH Parent. On August 1, 2025, SPE LLC was joined as a guarantor to the Revolving Credit Agreement. On November 21, 2025, MPSAB, LLC, a subsidiary of the Company, was joined as a guarantor to the Revolving Credit Agreement. As of December 31, 2025, there were no other guarantors.

The Revolving Credit Agreement includes customary affirmative and negative covenants (as further described in the Revolving Credit Agreement) and financial covenants, tested quarterly, including a maximum leverage ratio, minimum interest coverage ratio, and minimum tangible net worth. The Company is also required to maintain its status as a REIT. As of December 31, 2025, the Company was in compliance with all debt covenants under the Revolving Credit Agreement.

The Revolving Credit Agreement contains events of default, including if KL shall cease to be the Company’s manager and a replacement manager reasonably acceptable to the Required Lenders (as defined in the Revolving Credit Agreement) is not appointed within 90 days.

As of December 31, 2025, there were $110 million outstanding borrowings under the Revolving Credit Facility. Available borrowings under the Revolving Credit Facility were as follows:

At December 31,
(in thousands)	2025
Commitments - maturing on February 7, 2028	$110,000
Total maximum borrowings capacity	$1,335,000

Interest expense related to the Revolving Credit Facility for the year ended December 31, 2025 was $17.3 million, which included $14.4 million of interest and $2.9 of amortized deferred financing fees. Interest payments for the year ended December 31, 2025 were $13.2 million. The outstanding interest payable as of December 31, 2025 was $1.2 million and is classified in other liabilities in the Company’s consolidated balance sheets.

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

The DDTL Credit Agreement maturity date was June 23, 2026. On September 11, 2025, the receipt by the Company of the net cash proceeds from the September 2025 Offering triggered a mandatory prepayment under the DDTL Credit Agreement. As a result of the September 2025 Offering, the full outstanding principal amount of the loans outstanding under the DDTL Credit Agreement and all other outstanding obligations thereunder were repaid September 11, 2025. In connection therewith, the Company terminated the DDTL Credit Agreement along with all of the security interests in the assets of the Company securing the obligations. The Company derecognized the remaining debt obligation and recorded the remaining unamortized issuance costs of $11.9 million as interest expense during the third quarter of 2025.

Interest expense related to the DDTL Credit Facility for the year ended December 31, 2025 was $25.7 million, which included $10.7 million of interest and $15.0 million of amortized issuance costs. Interest payments for the year ended December 31, 2025 were $10.7 million.

Purchase Money Mortgages

During 2025, the Company acquired two land parcels totaling $33 million which were financed through property-level, purchase-money arrangements which are fully indemnified by a counterparty. Both obligations are non-recourse to the Company and are secured solely by the respective underlying properties. The counterparty is responsible for all debt service related to the interest on the purchase money mortgages until their respective maturity dates, at which time the Company intends to enter into an Option Agreement on these properties with the counterparty.

Principal payments of $29 million are due in 2026, and $4 million are due in 2027. The land acquired under the purchase money mortgages is recorded within homesite inventories in the Company's consolidated balance sheets.

Predecessor Millrose Business Debt

The Predecessor Millrose Business’s debt as of December 31, 2024 consisted of promissory notes for the acquisition of land and community development district bonds. There was no outstanding Predecessor Millrose Business debt recorded on the Company’s consolidated financial statements as of December 31, 2025.

Scheduled Maturities of Long-Term Debt

This table includes the aggregated cash principal obligations for all debt obligations described above.

(in thousands)	Amount
2026 (1)	$29,000
2027 (2)	4,000
2028 (3)	110,000
2029	—
2030 (4)	1,250,000
Thereafter (5)	750,000
Total debt obligations (gross)	$2,143,000

(1)
Scheduled principal payments in 2026 include the first installment of the Florida purchase money mortgage.
(2)
Scheduled principal payments in 2027 include the final installment on the Florida purchase money mortgage and repayment of the California purchase money mortgage.
(3)
Amounts outstanding for, and reflecting the maturity date of, the Revolving Credit Facility.
(4)
2030 principal payments related to the maturity of the 2030 Senior Notes.
(5)
Principal payments thereafter relate to the 2032 Senior Notes due in 2032.

Note 9. Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies, if any, are expensed as incurred. There is no material litigation nor, to management’s knowledge, any material litigation currently threatened against the Company as of December 31, 2025.

The Company had $5.8 billion of future land development commitments associated with its option contracts with Lennar and $1.6 billion of future land development commitments associated with its option contracts with other counterparties as of December 31, 2025.

Note 10. Income Taxes

The provision for income taxes was as follows for the year ended December 31, 2025:

Year ended December 31,
(in thousands)	2025
Current
Federal	$—
State	—
Total current income tax expense	$—
Deferred
Federal	$17,309
State	3,200
Total deferred income tax expense	20,509
Total income tax expense	$20,509

Taxable income generated from certain activities that do not qualify under REIT provisions is earned through the Company's TRSs and is subject to U.S. federal, state, and local income and franchise taxation. The following table reconciles the TRS U.S. federal statutory income tax rate to the TRS effective income tax rate for the year ended December 31, 2025:

	Year ended December 31,
	2025
(in thousands)	Amount	Percent
U.S. Federal Statutory Tax Rate	$17,309	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (1)	3,200	3.8
Effective Tax Rate	$20,509	24.8%

(1)
State taxes in California, Florida and New York made up the majority (greater than 50 percent) of the tax effect in this category.

The following table presents the Company’s income taxes paid (net of refunds) disaggregated by jurisdiction for the year ended December 31, 2025. Income Taxes paid (net of refunds) were not made to any State or foreign jurisdiction and therefore, there are no amounts that are required to be reported by individual jurisdictions.

Year ended December 31,
(in thousands)	2025
Federal	$8,500
State	—
Foreign	—
Total	$8,500

Deferred income taxes represent the net tax effects of temporary differences between the financial statement carrying amounts of certain assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to net deferred tax liabilities were as follows:

At December 31,
(in thousands)	2025
Deferred tax assets:
Capitalized interest expense	$67,458
Capitalized management fee expense	11,200
Net operating loss carryforward	30,624
Total deferred tax assets, net of valuation allowance	$109,282
Deferred tax liabilities:
Land basis adjustments, Spin-Off, and acquired Rausch land assets	$56,824
Homesite takedown adjustments	13,981
Deferred option fee revenue	115,810
Total deferred tax liabilities	186,615
Deferred tax liabilities, net	$77,333

As of December 31, 2025, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $123.1 million that may be carried forward indefinitely and do not expire.

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on available evidence, it is more likely than not that such assets will not be realized. The Company evaluated its deferred tax assets as of December 31, 2025 and concluded that it is more likely than not that the deferred tax assets will be realized. This assessment considered all available positive and negative evidence, including recent financial performance, actual earnings, future reversals of existing temporary differences, projected future taxable income, and tax planning strategies. As such, a valuation allowance was not recorded against the deferred tax assets, including the NOL, as of December 31, 2025. The Company had no gross unrecognized tax benefits as of December 31, 2025.

As of December 31, 2024, the Predecessor Millrose Business had federal and state NOL carryforwards of approximately $649.1 million that may be carried forward 10 to 20 years, or indefinitely, depending on the tax jurisdiction.

The need to establish valuation allowances as of December 31, 2024 was assessed by the Predecessor Millrose Business based on the consideration of all available positive and negative evidence using a “more- likely-than-not” standard with respect to whether deferred tax assets will be realized. This assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, actual earnings, forecasts of future profitability, the duration of statutory carryforward periods, the Predecessor Millrose Business’s experience with loss carryforwards not expiring unused and tax planning alternatives. Based on this assessment, the Predecessor Millrose Business determined that it would not be able to realize its net operating loss carryforwards and recorded a valuation allowance against its deferred tax asset, which also reduced income taxes and effective tax rate to zero as of December 31, 2024. As of December 31, 2024, the Predecessor Millrose Business had no gross unrecognized tax benefits.

Note 11. Stockholders’ Equity

Authorized Capital Stock

As of December 31, 2025, Millrose had, under its Charter, authorized capital stock of (i) 450,000,000 shares of common stock, par value $0.01 per share, consisting of 275,000,000 shares of Class A common stock and 175,000,000 shares of Class B common stock, and (ii) 50,000,000 shares of preferred stock, par value $0.01 per share.

Common Stock

The following transactions related to Millrose’s common stock occurred in connection with the Spin-Off:

•
120,983,633 shares of Class A common stock were distributed to holders of Lennar common stock as of the close of business January 21, 2025;
•
11,819,811 shares of Class B common stock were distributed to holders of Lennar common stock as of the close of business January 21, 2025;
•
Lennar retained 33,200,053 shares of Millrose’s Class A common stock, representing approximately 20% of Millrose’s outstanding common stock. In connection with the Spin-Off, certain Lennar employees received shares of common stock on their unvested Lennar restricted stock awards, some of which have been forfeited back to Lennar following the Spin-Off.

As described under Note 3. Spin-Off and Other Significant Business Transactions, on November 28, 2025, Lennar completed the Exchange Offer and, as a result, now owns a de minimis amount of Millrose common stock.

As of December 31, 2025, Millrose had outstanding an aggregate of 166,003,497 shares of common stock.

Preferred Stock

As of December 31, 2025, there were no shares of preferred stock outstanding.

Dividends and Distributions

The following are the Company's dividends as declared by the Board for the years ended December 31, 2025 and 2024, and through the date of this report:

Payment Date	Record Date	Dividend per Share
April 15, 2025	April 4, 2025	$0.38
July 15, 2025	July 3, 2025	$0.69
October 15, 2025	October 3, 2025	$0.73
January 15, 2026	January 5, 2026	$0.75

On December 22, 2025 the Company declared a dividend of $0.75 to holders of its Class A common stock and Class B common stock of record as of the close of business January 5, 2026. This dividend was paid on January 15, 2026. For the dividend paid January 15, 2026, the Company recorded a dividend payable of $124.5 million in other liabilities in the Company’s consolidated balance sheets as of December 31, 2025.

For federal income tax purposes, the Company’s 2025 dividend distributions (excluding the dividend paid on January 15, 2026, which is treated as a 2026 dividend for tax purposes) were characterized entirely as ordinary taxable dividends per share, with no portion treated as capital gain dividends or return of capital.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2025, 60,555 RSUs had been granted pursuant to the 2024 Incentive Plan. See Note 12. Stock-Based Based Compensation for additional information.

Stock Repurchases

There were no stock repurchases of Millrose’s common stock during the quarter ended December 31, 2025.

Additional Paid-in Capital

As of December 31, 2025, the Company had additional paid-in capital of approximately $5.9 billion, which largely reflects the cash and land contributed by Lennar at the Spin-Off. Changes in additional paid-in capital during the year ended December 31, 2025 include the recognition of stock-based compensation expense and the related dividend equivalent rights associated with the RSUs issued under the Company's 2024 Incentive Plan.

Note 12. Stock-Based Compensation

On April 3, 2025, the Compensation Committee of the Board granted 5,660 RSUs to each member of the Board under the 2024 Incentive Plan, which shall be settled in shares of the Company’s Class A common stock. Each RSU award had a grant date fair value of $150,000. Millrose granted 28,300 RSUs in the aggregate, and such RSUs vest on the earlier of (x) the first anniversary of the grant date and (y) the date of Millrose’s annual stockholder meeting that next follows the grant date, subject to the applicable Board member's continuous service on the Board.

On December 10, 2025, the Compensation Committee of the Board granted an additional 6,451 RSUs to each member of the Board under the 2024 Incentive Plan which shall be settled in shares of the Company’s Class A common stock. Each RSU award had a grant date fair value of $207,000. Millrose granted 32,255 RSUs in the aggregate, half of which vest on the earlier of (x) April 3, 2026 and (y) the date of Millrose’s first annual stockholder meeting that next follows the grant date, and the remaining half of which vest on the earlier of (x) April 3, 2027 and (y) the date of Millrose’s second annual stockholder meeting following the grant date, in each case, subject to the applicable member of the Board's continuous service on the Board.

The Company records the RSU award costs on a straight-line basis over the vesting period as stock-based compensation expense in operating expenses. Stock-based compensation expense related to the share-based awards was $0.7 million for the year ended December 31, 2025.

The fair value of nonvested shares is determined based on the trading price of the Company’s common stock on the grant date. The weighted average fair value of unvested shares during the year ended December 31, 2025 was $29.50 per share. A summary of the Company’s nonvested shares activity for the year ended December 31, 2025 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested Shares as of February 7, 2025 Spin-Off date	—	—
Grants	60,555	29.50
Vested	—	—
Forfeited	—	—
Nonvested Shares at December 31, 2025	60,555	29.50

As of December 31, 2025, there was $1.1 million of unrecognized compensation expense related to unvested RSU awards granted under the 2024 Incentive Plan. There were no forfeited or vested awards as of December 31, 2025.

The RSUs granted under the 2024 Incentive Plan include dividend equivalent rights (“DERs”), which entitle the holder to receive, upon vesting of the related RSUs, cash payments equal to dividends declared on the Company’s Class A common stock during the period between the grant date and the vesting date of the RSUs. The Company accrues the associated DER amounts as dividends are declared, with corresponding amounts recorded as additional paid‑in capital. As of December 31, 2025, the Company accrued approximately $0.1 million related to these DERs.

Sales, general, and administrative expenses for the Predecessor Millrose Business include $10.2 million of stock-based compensation expense for the year ended December 31, 2024. Stock-based compensation was allocated to the Predecessor Millrose Business on a specific identification basis or using a proportional cost allocation method, as applicable, as disclosed in the Company’s Form 10-K for the year ended December 31, 2024. The allocated amounts are classified in Sales, General, and Administrative Expenses from Pre-Spin Periods on the Company’s consolidated statements of operations.

Note 13. Earnings Per Share

The Company calculates earnings per share in accordance with ASC 260 Earnings Per Share. The Company has elected to use the number of shares outstanding as of the day of the Spin-Off, as the denominator number of shares for the period prior to the Spin-Off; an acceptable approach under ASC 260 that spun-off entities may use when the spin-off occurs within the financial reporting period. Basic earnings per share is computed by dividing net earnings attributable to common stockholders by the weighted number of commons shares outstanding for the period. The outstanding shares at Spin-Off were unchanged as of December 31, 2025. Diluted earnings per share reflects the potential dilution that could occur if the RSUs granted to each member of the Board vested and resulted in the issuance of common stock. For the year ended December 31, 2025, basic and diluted earnings per share is calculated by dividing net income attributed to common stockholders after the Spin-Off by the basic and diluted weighted shares outstanding for the period. The diluted earnings per share for the RSUs is calculated using the two grant dates of April 3, 2025 and December 10, 2025. The pre-spin net loss of $25.0 million for the period from January 1, 2025 through February 7, 2025 is added back to net income for purposes of earnings per share. For the years ended December 31, 2024 and 2023, Lennar was the sole stockholder.

Basic and diluted earnings per share were calculated as follows:

	Years ended December 31,
	2025	2024	2023
Numerator:
Net Income (loss)	$379,864	$—	$—
Adjustment for expenses from pre-spin periods	24,960	—	—
Numerator for basic and diluted earnings per share	$404,824	$—	$—
Denominator:
Weighted average common shares outstanding - basic (1)	166,003,497	—	—
Basic earnings per share	$2.44	$—	$—
Weighted average common shares outstanding - diluted (2)	166,026,608	—	—
Diluted earnings per share	$2.44	$—	$—

(1)
Basic weighted average common shares for the year ended December 31, 2025 represent the common shares issued at the Spin-Off, which are the common shares outstanding as of December 31, 2025. No publicly-listed shares were outstanding as of December 31, 2024.
(2)
Diluted weighted shares for the year ended December 31, 2025 include 28,300 RSUs granted in the aggregate to each member of the Board under the 2024 Incentive Plan on April 3, 2025 and an additional 32,255 RSUs granted in the aggregate to each member of the Board on December 10, 2025. The RSUs were unvested as of December 31, 2025.

Note 14. Subsequent Events

The Company has evaluated subsequent events through the filing of the consolidated financial statements of this Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the financial statements.

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

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate over time.

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s reports in this Form 10-K.

The Company continues to evaluate its internal control framework, documentation, and processes; and to implement internal controls, as appropriate, in preparation of the requirements of Section 404(b) of the Sarbanes‑Oxley Act when the Company no longer qualifies as a non-accelerated filer.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Prior to the Spin-Off, the Predecessor Millrose Business relied on processes and internal controls over financial reporting performed by Lennar. After the Spin-Off, Millrose became an independent company and responsibility for these processes and controls were transferred to KL, the Manager for Millrose. These changes are not expected to materially affect or have an adverse impact on our ability to maintain adequate internal controls over financial reporting. Following the Spin-Off, new corporate and governance functions were and continue to be implemented in order to meet the regulatory requirements of a stand-alone company.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

From time to time, members of the Board and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of Common Stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company’s insider trading policy. During the three months ended December 31, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2026.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to our Proxy Statement.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

Our consolidated financial statements are included in Part II, Item 8 of this Form 10-K.

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
4.2

Indenture, dated August 7, 2025, among Millrose Properties, Inc., the subsidiary guarantors from time to time party thereto and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Millrose’s Current Report on Form 8-K filed with the SEC on August 8, 2025)

4.3*	Supplemental Indenture, dated December 19, 2025, among MPSAB, LLC, Millrose Properties, Inc. and Citibank, N.A., as trustee
4.4

Indenture, dated September 11, 2025, among Millrose Properties, Inc., the subsidiary guarantors from time to time party thereto and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Millrose’s Current Report on Form 8-K filed with the SEC on September 12, 2025)

4.5*	Supplemental Indenture, dated December 19, 2025, among MPSAB, LLC, Millrose Properties, Inc. and Citibank, N.A., as trustee

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

Exhibit Number	Description
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

10.9

Recognition, Subordination and Non-Disturbance Agreement, dated February 7, 2025, by and among U.S. Home, LLC, Lennar Homes Holding, LLC, CalAtlantic Group, LLC, Millrose Properties, Inc., Millrose Holdings, LLC and certain of the Property LLCs (incorporated by reference to Exhibit 10.14 to Millrose’s Current Report on Form 8-K filed with the SEC on February 7, 2025)

10.10	Form of Indemnification Agreement (Directors and Officers) (incorporated by reference to Exhibit 10.15 to Millrose’s Current Report on Form 8-K filed with the SEC on February 7, 2025)

10.11+	Millrose Properties, Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to Millrose’s Current Report on Form 8-K filed with the SEC on February 7, 2025)
10.12†

Credit Agreement, dated February 7, 2025, by and among Millrose Properties, Inc., as borrower, JPMorgan Chase Bank, N.A., as a lender and as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.9 to Millrose’s Current Report on Form 8-K filed with the SEC on February 7, 2025)

10.13*

Amendment No. 1 to Credit Agreement, dated November 21, 2025, by and among Millrose Properties, Inc. as borrower, JPMorgan Chase Bank, N.A., as a lender and as administrative agent, and the lenders party thereto

10.14†

Delayed Draw Term Loan Agreement, dated as of June 24, 2025, by and among Millrose Properties, Inc., the lenders party thereto and Goldman Sachs Bank USA, as administrative agent (incorporated by reference to Exhibit 10.1 to Millrose’s Current Report on Form 8-K filed with the SEC on June 26, 2025)

10.15

First Amendment to Credit Agreement, dated August 1, 2025, by and among the Company, the lenders party thereto and Goldman Sachs Bank USA as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to Millrose’s Current Report on Form 8-K filed with the SEC on August 4, 2025)

10.16+	Form of Millrose Properties, Inc. Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.17 to Millrose’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2025)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Millrose’s Annual Report on Form 10-K filed with the SEC on March 31, 2025)
19.2	Supplemental Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Millrose’s Annual Report on Form 10-K filed with the SEC on March 31, 2025)

21.1*	Subsidiaries of Millrose

Exhibit Number	Description
23.1*	Consent of Deloitte & Touche LLP, an independent registered public accounting firm (Millrose Properties, Inc.)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Erroneously Awarded Compensation Policy (incorporated by reference to Exhibit 97.1 to Millrose’s Annual Report on Form 10-K filed with the SEC on March 31, 2025)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101. SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: March 2, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darren L. Richman Darren L. Richman	Chief Executive Officer and President (Principal Executive Officer)	March 2, 2026

/s/ Garett Rosenblum Garett Rosenblum	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 2, 2026

/s/ Carlos A. Migoya Carlos A. Migoya	Director	March 2, 2026

/s/ Patrick Bartels Patrick Bartels	Director	March 2, 2026

/s/ Matthew B. Gorson Matthew B. Gorson	Director	March 2, 2026

/s/ Kathleen B. Lynch Kathleen B. Lynch	Director	March 2, 2026

/s/ M. Alison Mincey M. Alison Mincey	Director	March 2, 2026