Form 10-Q
period 2026-03-31
Millrose Properties, Inc.
filed 2026-05-06
CIK 2017206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

The number of Class A common stock outstanding as of May 5, 2026: 154,228,116

The number of Class B common stock outstanding as of May 5, 2026: 11,819,811

i

GLOSSARY OF DEFINED TERMS

In this Quarterly Report on Form 10-Q (this “Form 10-Q”), the following terms and abbreviations have the meanings listed below.

GAAP means generally accepted accounting principles in the United States.

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

Master Option Agreement means the Master Option Agreement, dated as of February 7, 2025, by and among Millrose and certain Lennar entities, as described in “Part I, Item 1. Business —Operational Agreements with Lennar—Master Option Agreement” in the Form 10-K, as amended from time to time and as supplemented by any terms and provisions contained in any project addenda.

Master Program Agreement means the Master Program Agreement, dated as of February 7, 2025, by and among Millrose and certain Lennar entities, as described in “Part I, Item 1. Business —Operational Agreements with Lennar—Master Program Agreement” in the Form 10-K, as supplemented by any terms and provisions contained in any project addenda.

Multiparty Cross Agreement means any multiparty cross agreement between Lennar and Millrose that applies to any portion of the assets acquired in the Spin-Off from Lennar, and the Rausch Transaction, and any assets acquired pursuant to the terms of the Master Program Agreement or other applicable agreement with Lennar, as further described in “Part I, Item 1. Business —Operational Agreements with Lennar—Multiparty Cross Agreement” in the Form 10-K. As context requires, “Multiparty Cross Agreement” may also mean this same concept, but as negotiated and used by or for (or in the context of agreements with) any Lennar Related Ventures or Other Counterparties.

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

Rausch means Rausch Coleman Companies, LLC, a privately-held U.S. homebuilder.

Rausch Transaction means Millrose’s acquisition of land consisting of approximately 25,000 homesites through the acquisition of 100% of the outstanding stock of RCH Holdings, Inc., a parent holding company of Rausch, on February 10, 2025, as further described in “Part I, Item 1. Business—Spin-Off and Other Significant Business Transactions” in the Form 10-K.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements including, in particular, statements about Millrose Properties, Inc.’s (together with its subsidiaries (unless the context otherwise requires), “Millrose,” the “Company,” “we,” “us” or “our”) plans, strategies and objectives, as well as statements about Millrose’s business (including MPH Parent, LLC (“MPH Parent”), Millrose Properties Holdings, LLC (“Millrose Holdings”), Millrose Properties SPE LLC (“SPE LLC”), and any of the other Millrose subsidiaries), and Millrose’s future plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “can,” “shall,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words or the negatives thereof intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Form 10-Q include statements regarding:

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
•
expectations and assumptions around our relationship with Kennedy Lewis Land and Residential Advisors LLC (our “Manager” or “KL”), an affiliate and wholly-owned subsidiary of Kennedy Lewis Investment Management LLC;
•
our status as a real estate investment trust (“REIT”) and MPH Parent’s, RCH Holdings, Inc.’s, and Millrose Holdings’ status as TRSs;
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

Investing in our common stock involves a high degree of risk. You should carefully review “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on March 2, 2026 (the “Form 10-K”). Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Millrose Properties, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share amounts)

	March 31,	December 31,
	2026	2025
Assets
Homesites under option contracts	$9,177,273	$8,872,695
Development loan receivables, net	323,229	328,999
Cash	49,276	35,046
Other assets	20,271	21,367
Total assets	9,570,049	9,258,107
Liabilities and stockholders' equity
Builder deposits	960,294	927,004
Debt obligations, net	2,417,184	2,112,062
Development guarantee holdback liability	100,000	100,000
Deferred tax liabilities	81,957	77,333
Other liabilities	156,985	185,446
Total liabilities	3,716,420	3,401,845
Commitments and contingencies (See Note 9)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 0 shares issued at March 31, 2026	—	—
Class A common stock, $0.01 par value, 275,000,000 shares authorized, 154,183,686 shares issued at March 31, 2026	1,542	1,542
Class B common stock, $0.01 par value, 175,000,000 shares authorized, 11,819,811 shares issued at March 31, 2026	118	118
Additional paid-in capital	5,873,733	5,873,087
Distribution in excess of net income	(21,764)	(18,485)
Total stockholders' equity	5,853,629	5,856,262
Total liabilities and stockholders' equity	$9,570,049	$9,258,107

See Notes to the Condensed Consolidated Financial Statements.

Millrose Properties, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share amounts)

	Three months ended March 31,
	2026	2025
Revenues:
Option fee revenues	$185,300	$80,081
Development loan income	9,629	2,617
Total revenues	194,929	82,698
Operating expenses:
Management Fee expense	28,153	12,104
Stock-based compensation expense	692	—
Provision for credit loss expense	—	—
Sales, general, and administrative expenses from pre-spin periods	—	24,960
Total operating expenses	28,845	37,064
Income from operations	166,084	45,634
Other income (expense):
Interest income	1,128	1,088
Interest expense	(39,212)	(2,536)
Other expenses	(79)	—
Total other income (expense)	(38,163)	(1,448)
Net income before income taxes	127,921	44,186
Income tax expense	5,037	4,380
Net income	$122,884	$39,806
Adjustment for expenses from pre-spin periods	—	24,960
Net income attributable to Millrose Properties, Inc. common stockholders	$122,884	$64,766
Basic earnings per share of Class A and Class B common stock	$0.74	$0.39
Diluted earnings per share of Class A and Class B common stock	$0.74	$0.39
Basic weighted average common shares of outstanding Class A and Class B common stock	166,003,497	166,003,497
Diluted weighted average common shares of outstanding Class A and Class B common stock	166,027,250	166,003,497

See Notes to the Condensed Consolidated Financial Statements.

Millrose Properties, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except share amounts)

	Three Months Ended March 31, 2026
	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid	Distribution in Excess of	Pre-Spin Predecessors	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Net Income	Equity	Equity
Balance at December 31, 2025	154,183,686	$1,542	11,819,811	$118	—	$—	$5,873,087	$(18,485)	$—	$5,856,262
Net income	—	—	—	—	—	—	—	122,884	—	122,884
Stock-based compensation	—	—	—	—	—	—	692	—	—	692
Dividend equivalent rights	—	—	—	—	—	—	(46)	—	—	(46)
Dividends declared, $0.76 per share	—	—	—	—	—	—	—	(126,163)	—	(126,163)
Stockholders' Equity at March 31, 2026	154,183,686	$1,542	11,819,811	$118	—	$—	$5,873,733	$(21,764)	$—	$5,853,629

	Three Months Ended March 31, 2025
	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid	Distribution in Excess of	Pre-Spin Predecessors	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Net Income	Equity	Equity
Balance at December 31, 2024	—	$—	—	$—	—	$—	$—	$—	$5,158,372	$5,158,372
Net income (loss)	—	—	—	—	—	—	—	64,766	(24,960)	39,806
Adjustments from pre-spin periods	—	—	—	—	—	—	—	—	24,960	24,960
Common stock issued, Spin-Off	120,983,633	1,210	11,819,811	118	—	—	(1,328)	—	—	—
Common stock retained by Lennar, Spin-Off	33,200,053	332	—	—	—	—	(332)	—	—	—
Contribution from Lennar, Spin-Off	—	—	—	—	—	—	5,874,166	—	—	5,874,166
Reversal of pre-spin equity	—	—	—	—	—	—	—	—	(5,158,372)	(5,158,372)
Dividends declared, $0.38 per share	—	—	—	—	—	—	—	(63,081)	—	(63,081)
Stockholders' Equity at March 31, 2025	154,183,686	$1,542	11,819,811	$118	—	$—	$5,872,506	$1,685	$—	$5,875,851

See Notes to the Condensed Consolidated Financial Statements.

Millrose Properties, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2026	2025
Cash flows from (used in) operating activities
Net income	$122,884	$39,806
Adjustments to reconcile net income to net cash from operating activities
Sales, general, and administrative expenses from pre-spin periods	—	24,960
Interest paid-in-kind	(9,629)	(2,617)
Stock-based compensation expense	692	—
Amortization of debt issuance and financing costs	2,342	157
Changes in assets and liabilities
Other assets	284	—
Other liabilities	(30,027)	6,123
Deferred tax liabilities	4,624	65
Takedowns of homesites under option contracts, net of builder deposit credits	706,131	645,239
Net cash flows from operating activities	797,301	713,733
Cash flows from (used in) investing activities
Option deposits from Lennar, Spin-Off	—	584,848
Acquisition of Rausch land assets, net of builder deposits	—	(858,938)
Investments in homesites under option contracts, net of builder deposits	(977,419)	(775,501)
Investments in development loans	(8,350)	(250,185)
Paydowns of development loans	23,749	1,122
Net cash used in investing activities	(962,020)	(1,298,654)
Cash flows from (used in) financing activities
Cash contribution from Lennar, Spin-Off	—	415,152
Payments for Spin-Off deal costs	—	(75,131)
Financing and issuance cost payments for debt obligations	(11,548)	(9,577)
Proceeds from Revolving Credit Facility	350,000	450,000
Repayments of Revolving Credit Facility	(35,000)	(100,000)
Dividends paid to stockholders	(124,503)	—
Payment of seller notes	—	(6,000)
Net cash flows from financing activities	178,949	674,444
Net increase in cash	14,230	89,523
Cash at beginning of period	35,046	—
Cash at end of period	$49,276	$89,523
Supplemental disclosures of non-cash investing and financing activities
Non-cash impacts of Millrose Spin-Off
Homesites under option contracts contributed by Lennar, net of option deposits	$—	$4,911,279
Decrease in deferred tax liabilities	—	59,836
Liabilities for transaction deal costs and seller notes	—	(96,948)
Common stock issued, Spin-Off	—	(1,660)
Non-cash increase in additional paid-in capital, Spin-Off	—	(4,872,506)
Reversal of pre-spin equity at Spin-Off	—	5,158,372
Non-cash impacts of Rausch land acquisition
Option deposits	—	(90,264)
Development guarantee holdback liability	—	(100,000)
Increase in deferred tax liabilities	—	(116,660)
Builder deposits for homesites under option contract	(69,463)	(43,947)
Dividend equivalent accrual rights, accrued but not paid	46	—
Dividends declared but not paid	126,163	63,081
Supplemental disclosure of cash flow information
Cash paid for interest	$66,322	$571
Cash paid for income taxes	—	—

See Notes to the Condensed Consolidated Financial Statements.

Millrose Properties, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1. Description of Business

Millrose Properties, Inc. (“Millrose” and, together with its subsidiaries, the “Company”) is a corporation incorporated under the laws of the State of Maryland on March 19, 2024 and later spun-off (the “Spin-Off”) by Lennar Corporation (“Lennar”) to create an independent, publicly traded company. The Spin-Off was completed on February 7, 2025, at which time Millrose’s Class A common stock was listed on the New York Stock Exchange under the symbol “MRP”.

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

The Company intends to elect to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2025. Millrose is a holding company whose operations are conducted primarily through MPH Parent LLC (“MPH Parent”), a Delaware limited liability company and a wholly owned operating subsidiary of Millrose, and other subsidiaries, including Millrose Properties Holdings, LLC (“Millrose Holdings”), a Delaware limited liability company and a wholly owned operating subsidiary of MPH Parent. Millrose and MPH Parent made a joint election to treat MPH Parent as a taxable REIT subsidiary (“TRS”) of Millrose. Accordingly, MPH Parent will be subject to full entity-level taxation in connection with its business operations. Similarly, the Company expects that its other TRSs will be taxable business entities.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, certain footnotes or other financial information normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2025.

The comparative information for the three months ended March 31, 2025 includes results of the Predecessor Millrose Business prior to the Spin-Off completed on February 7, 2025. Amounts presented for the Predecessor Millrose Business have been derived from the accounting records of Lennar and prepared under the legal-entity carve-out method, as described in the Company’s Form 10-K for the year ended December 31, 2025. The condensed consolidated financial statements after the Spin-Off include the accounts of Millrose and its subsidiaries, including Millrose Holdings and other subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Subsequent to the issuance of the Company’s Form 10-Q for the first quarter 2025, the Company corrected its previously issued Statements of Cash Flows presentation for the Sale of homesites under option contracts and other related assets. As a result, the Company has revised the prior-year comparative information presented herein to capture the impact to the first quarter of 2025. The cash flows provided by operating activities have been increased and net cash provided by investing activities have been decreased by $692 million, respectively. Management believes that the amount is immaterial to its previously issued condensed consolidated financial statements.

Segment and Geographic Information

Prior to the Spin-Off, the Predecessor Millrose Business did not operate as a separate reportable segment. Following the Spin-Off, the Company operates and derives revenue primarily from its portfolio of homesites under option contracts. The Company also earns interest income on development loans secured by residential property.

As of March 31, 2026, the Company’s operations were conducted entirely in the United States with properties geographically located across 30 states. The Chief Executive Officer serves as the Company’s Chief Operating Decision Maker (the “CODM”) and evaluates performance and resource allocation on a portfolio basis. Additionally, the Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single operating and reportable segment (the “Reporting Segment”) for disclosure purposes in accordance with GAAP.

The CODM evaluates the performance of the Reporting Segment by analyzing the Company's condensed consolidated financial statements. Net income attributable to Millrose, as presented on the Company’s condensed consolidated statements of operations, is the primary metric utilized by the CODM to assess the Reporting Segment’s performance and to allocate resources. Total assets, as presented on the Company’s condensed consolidated balance sheets, is used to measure the Reporting Segment’s assets.

The Company monitors major counterparties to assess potential risks to its financial position. For the three months ended March 31, 2026, the Company derived a substantial portion of its revenues from Lennar, which represented $140.3 million, or 72%, of the Company's total revenues, and 76% of the Company's total option fee revenues.

The Company continuously monitors operations for any changes that may impact segment reporting as required under ASC 280 Segment Reporting. No such changes occurred during the periods presented.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The allowance for credit losses on development loan receivables and homesites under option contracts is a critical accounting estimate developed using a weighted average remaining maturity (“WARM”) methodology in accordance with ASC 326 Financial Instruments – Credit Losses. This methodology requires significant judgment in determining the annual charge-off rate, expected cash flows, and other qualitative adjustments. Additionally, determining whether option agreements should be accounted for under ASC 842 Leases requires the Company to apply significant judgment in evaluating the elements of control and economic benefits of the related assets.

The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2026. Actual results could differ from those estimates.

Cash

The Company considers all investments with an original maturity of three months or less to be cash and cash equivalents. Cash is recorded at cost, which approximates their fair values due to the short maturity period. As of March 31, 2026, cash was $49.3 million and consisted of highly liquid deposit accounts. The Company held no cash equivalents or restricted cash balances as of March 31, 2026.

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

For the three months ended March 31, 2026, development loan income was $9.6 million.

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

The Company records an allowance for credit losses in accordance with ASC 326. The Company uses a WARM methodology which applies an annual charge-off rate to the estimated remaining life of development loans, adjusted for expected cash flows. The historical baseline is further adjusted for qualitative factors, including counterparties' consistent payment performance and broader market conditions affecting residential development activity. The Company includes accrued PIK interest in the amortized cost basis of the development loans for purposes of calculating the allowance for credit losses. The Company recorded an allowance for credit losses of $1.0 million as of March 31, 2026 in the condensed consolidated balance sheets as an estimate of potential future losses.

Development loan receivables as of March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Development loan principal receivables	$318,861	$323,308
Interest receivable paid-in-kind for development loans	5,373	6,696
Allowance for credit losses	(1,005)	(1,005)
Total development loan receivables, net	$323,229	$328,999

The following table summarizes the activity in the Company's development loan receivables, net and the associated allowance for credit losses, which represents the Company's valuation account for these financial assets, for the three months ended March 31, 2026:

Three months ended March 31,
(in thousands)	2026
Development Loan Receivables (Gross)
Balance at December 31, 2025	$330,004
Investments in development loans	8,350
Paydowns of development loans	(23,749)
Interest income on development loans	9,629
Ending gross balance at March 31, 2026	$324,234
Allowance for Credit Losses
Balance at December 31, 2025	$1,005
Additions: Provision for credit loss expense	—
Deductions: Write-offs/Charge-offs	—
Ending allowance for credit losses at March 31, 2026	1,005
Development loan receivables , net at March 31, 2026	$323,229

Builder Deposits

Builder deposits are option deposit payments received from counterparties under the Company’s option contracts. The Company records a liability for these deposits at the time of the counterparties’ deposit payments. When the counterparties exercise their purchase option and acquire the finished homesite, the builder deposits are applied to the total takedown price owed by the counterparty. The liability is reduced as takedown payments are made and when the corresponding homesites under option contracts are derecognized from the balance sheet. If counterparties do not exercise their purchase options, the deposit is forfeited as per the terms of the option contracts and recorded as income by the Company.

The following roll forward summarizes the change in builder deposits for the three months ended March 31, 2026:

Three months ended March 31,
(in thousands)	2026
Beginning balance as of December 31, 2025	$927,004
Builder deposits, additions	69,463
Homesite takedowns, options exercised	(36,173)
Total builder deposits	$960,294

Debt Issuance and Financing Costs

The Company records debt issuance and financing costs in accordance with ASC 835 Interest.

Issuance costs for the DDTL Credit Facility (as defined below) and Senior Notes (as defined below) are recorded as a direct deduction of the carrying value of the debt liability and are classified as debt obligations, net in the Company’s condensed consolidated balance sheets. These costs are amortized to interest expense on a straight-line basis over the contractual life of the debt as it approximates the effective interest method. As of March 31, 2026, issuance costs recorded as a direct deduction of debt, net of accumulated amortization, were $40.8 million, of which $11.4 million related to the DDTL Credit Facility and $29.4 million related to the Senior Notes.

Financing costs for the Revolving Credit Facility (as defined below) are classified as other assets in the Company’s condensed consolidated balance sheets as the costs represent a future economic benefit which provides the Company access to capital over the contractual term. These costs are amortized to interest expense on a straight-line basis over the term of the Revolving Credit Facility as it approximates the effective interest method. As of March 31, 2026, financing costs recorded as other assets, net of accumulated amortization, were $6.1 million.

For additional information, see Note 8. Debt Obligations.

Development Guarantee Holdback Liability

The Company recorded a holdback liability related to a site improvement guarantee (the “Site Improvement Guarantee Amount”) owed to Rausch Coleman Companies, LLC (“Rausch”) pursuant to terms of the transaction documents for the acquisition of the Rausch land assets by the Company (the “Transaction Documents”). The Site Improvement Guarantee Amount is due within ten business days of the date that is the later of (i) two years following February 10, 2025, and (ii) the date on which development of 50% of certain assets subject to the Transaction Documents (the “Guaranteed Assets”) has been completed. The amount to be paid to Rausch pursuant to the Transaction Documents is the Site Improvement Guarantee Amount, less the aggregate amount by which actual development costs exceed the budgeted development costs for the Guaranteed Assets or such lesser amounts as may be designated in writing by Rausch. As of March 31, 2026, the holdback liability was $100 million.

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

The Management Fee for the three months ended March 31, 2026 and 2025 was $28.2 million and $12.1 million, respectively.

Stock-Based Compensation

On December 17, 2024, the Company’s sole stockholder at the time and its Board adopted the Millrose Properties, Inc. 2024 Omnibus Incentive Plan (the “2024 Incentive Plan”). The 2024 Incentive Plan authorizes the award of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. As of March 31, 2026, there were 60,555 underlying shares of Class A common stock associated with outstanding RSU awards under the 2024 Incentive Plan. As of March 31, 2026, 11,559,464 shares of Class A common stock were available for issuance under the 2024 Incentive Plan.

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

Millrose intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), when the Company files a REIT tax election with its federal income tax return for the taxable year ended December 31, 2025. As Millrose qualifies as a REIT, it generally will not be subject to U.S. federal income tax on its net income that it distributes to its stockholders. To maintain its qualification as a REIT, Millrose will be required under the Code to distribute at least 90% of its REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to its stockholders and meet certain other requirements. If the Company fails to maintain its qualification as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Millrose relief under certain statutory provisions. Such an event could have a material adverse effect on its net income and net cash available for distribution to its members.

Millrose intends to elect for its wholly owned subsidiaries MPH Parent and Millrose Holdings as well as its indirectly wholly owned subsidiary RCH Holdings, Inc. to be taxable as TRSs and may form or acquire other direct or indirect wholly owned subsidiaries that will also elect to be taxed as TRSs in the future. TRSs are subject to taxation at regular corporate income tax rates.

See Note 10. Income Taxes for additional information.

Other Income (Expense)

The Company records revenue and expenses that are not directly related to the core operations of the Company as other income (expense). Other income (expense) for the three months ended March 31, 2026 and 2025 was $38.2 million expense and $1.4 million expense, respectively. Other income (expense) for the three months ended March 31, 2026 consisted of $39.2 million of interest expense on the Company’s debt obligations and $0.1 million of other expenses, partially offset by $1.1 million of interest income related to cash balances. Other income (expense) for the three months ended March 31, 2025 consisted of interest expense of $2.5 million for the Revolving Credit Facility, partially offset by interest income of $1.1 million related to cash balances.

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

As of March 31, 2026, the Company did not measure any assets or liabilities at fair value on a recurring or nonrecurring basis.

Other liabilities approximate their fair value due to their short-term nature. Debt obligations, net approximate their fair value. The Company’s Revolving Credit Facility and DDTL Credit Facility bear interest at variable rates that reset periodically; and therefore, approximates fair value. The Company’s Senior Notes approximate fair value as of the reporting date because the notes were issued at market terms during 2025 and any differences between carrying value and estimated fair value are not expected to be material.

Recent Accounting Standards

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company has elected not to early adopt and is currently evaluating the potential impact of ASU 2024-03 on its financial statements and disclosures.

In November 2025, the FASB issued ASU 2025‑08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans (“ASU 2025‑08”), which amends accounting for certain acquired loans. ASU 2025‑08 expands the “gross‑up” method under ASC 326, previously limited to purchased credit-deteriorated (“PCD”) assets, to include certain purchased seasoned loans, eliminating Day 1 credit loss expense and aligning the treatment with that of PCD assets. The update is effective for interim and annual reporting periods beginning after December 15, 2026, with prospective application; early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2025‑08 on its financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). The amendments clarify scope and presentation guidance in Topic 270, consolidate interim disclosures, and introduce a requirement to disclose events since the end of the most recent annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2025‑11 on its interim reporting disclosures and does not expect adoption to have a material impact on its financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025‑12”), which provides technical corrections, clarifications, and minor improvements to the FASB Accounting Standards Codification without introducing major changes to accounting practice. Among other items, ASU 2025-12 clarifies that lease receivables from sales-type leases are excluded from the enhanced disclosures required by ASU 2022-02-Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2025-12 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the potential impact of ASU 2025‑12 and does not expect adoption to have a material impact on its financial statements and disclosures.

Note 3. Business Transactions

Credit Agreement

On March 25, 2026, the Company amended and restated its credit facility with JPMorgan Chase Bank, N.A. serving as administrative agent for the lenders party thereto. The Credit Agreement (as defined below) includes a new $500 million delayed draw term loan and a $1.335 billion revolving credit facility, on an unsecured basis, replacing the previously secured revolving credit facility. Upon the Effective Date (as defined below), the liens securing the loans under the Company’s prior secured revolving credit facility were released. See Note 8. Debt Obligations for further description of the Credit Agreement.

Note 4. Homesites Under Option Contracts

The Company's option contracts with its counterparties are accounted for under ASC 842 because the Company transfers elements of control of the homesites to the counterparties during the option contract period. Revenues earned from homesites under option contracts are recorded as option fee revenues in the Company's condensed consolidated statements of operations.

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

The Company did not recognize selling profit or loss upon commencement of its option contracts because the carrying amount of the underlying homesites approximated consideration allocated to those assets in accordance with ASC 842. For the three months ended March 31, 2026 and 2025, the Company recognized total option fee income related to these option contracts of $185.3 million and $80.1 million, respectively. The aggregate homesites under option contract was $9.2 billion as of March 31, 2026 as compared to $8.9 billion as of December 31, 2025.

Because the Company's option contracts are accounted for as sales-type leases, the resulting asset, representing the Company's right to received future takedown payments and option fees, is considered a contractual right to receive cash. Therefore, the Company evaluates expected credit losses for homesites subject to option contracts in accordance with ASC 326. Expected credit losses are estimated using a WARM methodology, which applies an annual loss rate to the estimated remaining life of the related contract balance and is adjusted for expected cash flows and relevant qualitative factors. Qualitative considerations include the counterparties' consistent payment performance, the absence of delinquencies or defaults since inception, non-refundable option deposits and contractual termination fees, and cross-collateralization features across certain counterparty arrangements. The Company also considers the credit quality of its most significant counterparties. After considering these factors, the Company determined that the risk of loss was immaterial as of March 31, 2026.

The change in homesites under option contracts from December 31, 2025 through March 31, 2026 is as follows:

Three months ended March 31,
(in thousands)	2026
Beginning balance as of December 31, 2025	$8,872,695
Investments in homesites under option contracts (1)	1,046,882
Takedowns of homesites under option contracts	(742,304)
Total homesites under option contracts	$9,177,273

(1)
Investments include land acquisitions of $0.5 billion and development costs of $0.6 billion during the three months ended March 31, 2026.

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

Note 5. Related Party Transactions

The Company is externally managed and advised by KL pursuant to the Management Agreement. KL is considered a related party due to its contractual management relationship with the Company. The Management Fee paid to KL for the three months ended March 31, 2026 and 2025 was $28.2 million and $12.1 million, respectively. There were no amounts payable to or amounts receivable from KL as of March 31, 2026.

As disclosed in the Company’s Form 10-K for the year ended December 31, 2025, Lennar ceased being a related party as it no longer held an ownership interest or other rights that provide significant influence over the Company's management or operating policies following the completion of its exchange offer on November 28, 2025.

Note 6. Other Assets

Other assets as of March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Deferred financing costs (1)	$6,108	$6,919
Earnest deposits and prepaid due diligence costs (2)	5,853	5,828
Other assets (3)	8,310	8,620
Total other assets	$20,271	$21,367
(1)
Includes deferred financing costs related to the Company’s Revolving Credit Facility as of March 31, 2026 and December 31, 2025.
(2)
Primarily includes net earnest deposits of $4.0 million and due diligence costs related to the Rausch land acquisition of $1.8 million as of March 31, 2026 and December 31, 2025.
(3)
Primarily includes prepaid taxes of $8.2 million and $8.5 million as of March 31, 2026 and December 31, 2025, respectively.

Note 7. Other Liabilities

Other liabilities as of March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Dividend payable (1)	$126,162	$124,503
Seller notes payable (2)	13,000	13,000
Accrued interest payable (3)	17,198	47,576
Other accrued liabilities (4)	625	367
Total other liabilities	$156,985	$185,446
(1)
Dividend payable as of March 31, 2026 relates to the dividend declared by the Company on March 23, 2026 and paid on April 15, 2026. Dividend payable as of December 31, 2025 relates to the dividend declared by the Company on December 22, 2025 and paid on January 15, 2026. See Note 11. Stockholders' Equity.
(2)
Loan payable as of March 31, 2026 and December 31, 2025 relates to a lender specific to a community acquired from Lennar.
(3)
Includes accrued interest payable related to the Revolving Credit Facility of $4.7 million and Senior Notes of $12.5 million as of March 31, 2026, and accrued interest payable for Revolving Credit Facility of $1.2 million and Senior Notes of $46.4 million as of December 31, 2025.
(4)
As of March 31, 2026, includes accrued debt issuance costs of $0.1 million, other deposits of $0.1 million, accrued dividend equivalent rights for holders of unvested RSUs granted under the 2024 Incentive Plan of $0.1 million, accrued taxes payable of $0.1 million, and other payables of $0.2 million. As of December 31, 2025, primarily includes accrued debt issuance costs of $0.2 million, other deposits of $0.1 million, and accrued dividend equivalent rights for holders of unvested RSUs granted under the 2024 Incentive Plan of $0.1 million.

Note 8. Debt Obligations

The Company’s outstanding debt obligations as of March 31, 2026 consisted of its Senior Notes, borrowings under the Revolving Credit Facility and DDTL Credit Facility, and purchase money mortgages. Debt obligations as of March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Revolving Credit Facility maturing on March 25, 2030	$425,000	$110,000
DDTL Credit Facility maturing on March 25, 2030	—	—
6.375% senior notes due 2030	1,250,000	1,250,000
6.250% senior notes due 2032	750,000	750,000
Purchase money mortgages	33,000	33,000
Total debt obligations	$2,458,000	$2,143,000
Debt issuance costs (1)	(40,816)	(30,938)
Total debt obligations, net	$2,417,184	$2,112,062

(1)
Debt issuance costs for the Senior Notes and DDTL Credit Facility, net of accumulated amortization.

Revolving Credit Facility and Delayed Draw Term Loan Facility

On March 25, 2026 (the “Effective Date”), the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, which amended and restated the Company’s prior secured revolving credit facility entered into on February 7, 2025. The Credit Agreement provides for (i) a four-year revolving credit facility (the “Revolving Credit Facility”) with commitments in an aggregate amount of $1.335 billion, (ii) a delayed draw term loan facility (the “DDTL Credit Facility”) in an aggregate amount of $500 million that may be utilized during the first year following the Effective Date, and (iii) an uncommitted accordion feature that allows the Company to seek additional loan commitments under the Credit Agreement in the future, subject to an aggregate maximum commitment amount of $2.5 billion. Borrowings under the Credit Agreement are subject to compliance with a borrowing base, which is a function of the values from time to time of the properties of the Company and its subsidiaries. The revolving loans and any delayed draw term loans borrowed under the Credit Agreement will mature on March 25, 2030. The Credit Agreement is unsecured. Upon the Effective Date, the liens securing the loans under the Company’s prior secured revolving credit facility were released.

Loans under the Credit Agreement bear interest at the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus an applicable margin at the per annum rate of (i) 2.00%, if the Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 0.30 to 1.00, (ii) 2.25% if the Leverage Ratio is greater than 0.30 to 1.00 and less than or equal to 0.40 to 1.00, and (iii) 2.50% if the Leverage Ratio is greater than 0.40 to 1.00. At the Company’s option, loans may instead bear interest at the Alternate Base Rate (as defined in the Credit Agreement) plus an applicable margin at the per annum rate of 1.00% lower than the applicable margin for Adjusted Term SOFR Rate loans set forth above, in each case, based upon the Leverage Ratio.

As of the Effective Date, the Company’s obligations under the Credit Agreement are guaranteed by Millrose Properties SPE LLC (“SPE LLC”) and MPSAB, LLC (“MPSAB”), each a directly or indirectly wholly-owned subsidiary of the Company. In certain circumstances, the Credit Agreement requires the Company to cause certain future subsidiaries of the Company that are not Taxable REIT Subsidiaries or SPEs (each as defined in the Credit Agreement) to become guarantors.

The Credit Agreement includes affirmative and negative covenants (as further described in the Credit Agreement) and financial covenants, tested quarterly, consisting of a maximum Leverage Ratio, a minimum interest coverage ratio and a minimum tangible net worth. The Credit Agreement also requires the Company to maintain its status as a REIT.

The loans under the Credit Agreement may be accelerated if an event of default occurs. Events of default include (i) customary events of default and (ii) KL ceasing to be the Company’s manager and the Company failing to appoint a replacement manager reasonably acceptable to the required lenders within 90 days.

For the three months ended March 31, 2026, amounts presented for the Revolving Credit Facility reflect borrowings, interest expense, and interest payments under both the Company’s prior secured revolving credit facility from January 1, 2026 through March 24, 2026 and the Revolving Credit Facility from March 25, 2026 through March 31, 2026. As of March 31, 2026, the Company had $425 million outstanding borrowings under the Revolving Credit Facility. Interest expense under the Revolving Credit Facility for the three months ended March 31, 2026 was $6.0 million, including $5.2 million of interest and $0.8 million of amortized deferred financing fees. Interest payments under the Revolving Credit Facility for the three months ended March 31, 2026 were $0.7 million. The outstanding interest payable as of March 31, 2026 was $4.7 million and is included in other liabilities in the Company’s condensed consolidated balance sheets.

As of March 31, 2026, the Company had no outstanding borrowings under the DDTL Credit Facility. There was no interest expense or interest payments under the DDTL Credit Facility for the three months ended March 31, 2026. As of March 31, 2026, issuance costs for the DDTL Credit Facility recorded as a direct deduction of debt were $11.4 million.

Senior Notes

The following senior notes, issued by the Company during the year ended December 31, 2025, were outstanding as of March 31, 2026 (together, the “Senior Notes”):

•
$1.25 billion of 6.375% senior notes due 2030 (the “2030 Notes”), and
•
$750 million of 6.250% senior notes due 2032 (the “2032 Notes”).

The Senior Notes are senior unsecured obligations of the Company and are fully and unconditionally guaranteed by SPE LLC and MPSAB. The Senior Notes bear interest at fixed annual rates of 6.375% and 6.250%, respectively, payable semi-annually in arrears. Interest on the 2030 Notes is payable on February 15 and August 15 of each year, beginning on February 15, 2026. Interest on the 2032 Notes is payable on March 15 and September 15 of each year, beginning on March 15, 2026.

The Senior Notes contain customary restrictive covenants, optional redemption provisions, change-of-control repurchase rights, and customary events of default. The Senior Notes rank (i) pari passu with all existing and future senior unsecured indebtedness, (ii) senior to any future subordinated indebtedness, (iii) effectively subordinated to existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, and (iv) structurally subordinated to all existing and future indebtedness of subsidiaries that do not guarantee the Senior Notes.

There were no modifications to the Senior Notes during the three months ended March 31, 2026. The Company was in compliance with all applicable covenants and there were no events of default under the indentures governing the Senior Notes.

As of March 31, 2026, the combined carrying amount of the Senior Notes, net of unamortized issuance costs of $29.4 million, was $$1.971 billion. Interest expense related to the Senior Notes for the three months ended March 31, 2026 was $33.1 million, including $$31.6 million of interest and $1.5 million of amortized issuance costs. Interest payments related to the Senior Notes for the three months ended March 31, 2026 were $65.6 million. Interest payable as of March 31, 2026 was $12.5 million and is classified in other liabilities in the Company’s condensed consolidated balance sheets.

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

Principal payments of $29 million are due in 2026, and $4 million are due in 2027. The land acquired under the purchase money mortgages is recorded within homesites under option contracts in the Company's condensed consolidated balance sheets. As of March 31, 2026, the outstanding balance under the purchase money mortgages was $33 million.

Note 9. Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies, if any, are expensed as incurred. There is no material litigation nor, to management’s knowledge, any material litigation currently threatened against the Company as of March 31, 2026.

As of March 31, 2026, the Company had total future land development commitments of $7.2 billion, of which approximately 75% relate to option contracts with Lennar.

Note 10. Income Taxes

The provision for income taxes was as follows for the three months ended March 31, 2026 and March 31, 2025:

	Three months ended March 31,
(in thousands)	2026	2025
Current
Federal	$349	$3,650
State	64	665
Total current income tax expense	413	4,315
Deferred
Federal	3,902	55
State	722	10
Total deferred income tax expense	4,624	65
Total income tax expense	$5,037	$4,380

Taxable income generated from certain activities that do not qualify under REIT provisions is earned through the Company's TRSs and is subject to U.S. federal, state, and local income and franchise taxation. The following table reconciles the TRS U.S. federal statutory income tax rate to the TRS effective income tax rate for three months ended March 31, 2026 and March 31, 2025:

	Three months ended March 31,
	2026		2025
(in thousands)	Amount	Percent	Amount	Percent
U.S. Federal Statutory Tax Rate	$4,251	21.0%	$3,705	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (1)	786	3.9	675	3.8
Effective Tax Rate	$5,037	24.9%	$4,380	24.8%
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

Deferred income taxes represent the net tax effects of temporary differences between the financial statement carrying amounts of certain assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to net deferred tax liabilities were as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Deferred tax assets:
Capitalized interest expense	$96,561	$67,458
Capitalized Management Fee expense	13,682	11,200
Net operating loss carryforward	28,971	30,624
Total deferred tax assets, net of valuation allowance	139,214	109,282
Deferred tax liabilities:
Land basis adjustments, Spin-Off, and acquired Rausch land assets	56,824	56,824
Homesite takedown adjustments	13,418	13,981
Deferred option fee revenue	150,929	115,810
Total deferred tax liabilities	221,171	186,615
Deferred tax liabilities, net	$81,957	$77,333

As of March 31, 2026, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $116.4 million that may be carried forward indefinitely and do not expire.

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on available evidence, it is more likely than not that such assets will not be realized. The Company evaluated its deferred tax assets as of March 31, 2026 and concluded that it is more likely than not that the deferred tax assets will be realized. This assessment considered all available positive and negative evidence, including recent financial performance, actual earnings, future reversals of existing temporary differences, projected future taxable income, and tax planning strategies. As such, a valuation allowance was not recorded against the deferred tax assets, including the NOL, as of March 31, 2026. The Company had no gross unrecognized tax benefits as of March 31, 2026.

There were no income taxes paid by the Company during the three months ended March 31, 2026.

Note 11. Stockholders’ Equity

Authorized Capital Stock

As of March 31, 2026, Millrose had, under its Charter, authorized capital stock of (i) 450,000,000 shares of common stock, par value $0.01 per share, consisting of 275,000,000 shares of Class A common stock and 175,000,000 shares of Class B common stock, and (ii) 50,000,000 shares of preferred stock, par value $0.01 per share.

Common Stock

As of March 31, 2026, Millrose had 166,003,497 shares of common stock outstanding. The Company’s common stock consists of shares of Class A and Class B common stock, each with a par value of $0.01 per share. There were no issuances, conversions, forfeitures, or repurchases of common stock during the three months ended March 31, 2026.

Preferred Stock

As of March 31, 2026, there were no shares of preferred stock outstanding.

Dividends

On January 15, 2026, the Company paid a dividend of $0.75 to holders of its Class A common stock and Class B common stock of record as of the close of business on January 5, 2026, as declared by the Board on December 22, 2025.

On March 23, 2026 the Company declared a dividend of $0.76 to holders of its Class A common stock and Class B common stock of record as of the close of business April 3, 2026. This dividend was paid on April 15, 2026. For the dividend paid April 15, 2026, the Company recorded a dividend payable of $126.2 million in other liabilities in the Company’s condensed consolidated balance sheets as of March 31, 2026.

For federal income tax purposes, the Company’s 2026 dividend distribution was characterized entirely as ordinary taxable dividends per share, with no portion treated as capital gain dividends or return of capital.

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 31, 2026, 60,555 RSUs had been granted pursuant to the 2024 Incentive Plan. See Note 12. Stock-Based Compensation for additional information.

Additional Paid In Capital

As of March 31, 2026, the Company had additional paid-in capital of approximately $5.9 billion, which largely reflects the cash and land contributed by Lennar at the Spin-Off. Changes in additional paid-in capital during the three months ended March 31, 2026 related to the recognition of stock-based compensation expense and the related dividend equivalent rights associated with the RSUs issued under the Company's 2024 Incentive Plan.

Note 12. Stock-Based Compensation Expense

The Company grants RSUs to its non-employee directors under the 2024 Incentive Plan. RSUs granted on April 3, 2025 vest on the earlier of (x) the first anniversary of the grant date and (y) the date of Millrose’s annual stockholder meeting that next follows the grant date, subject to the applicable Board member's continuous service on the Board. RSUs granted on December 10, 2025 vest on the earlier of (x) April 3, 2026 and (y) the date of Millrose’s first annual stockholder meeting that next follows the grant date, and the remaining half of which vest on the earlier of (x) April 3, 2027 and (y) the date of Millrose’s second annual stockholder meeting following the grant date, in each case, subject to the applicable member of the Board's continuous service on the Board. The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period.

For the three months ended March 31, 2026, the Company recognized $0.7 million of stock-based compensation expense related to RSUs. There was no stock-based compensation expense for the three months ended March 31, 2025. The fair value of nonvested shares is determined based on the trading price of the Company’s Class A common stock on the grant date. The weighted average fair value of unvested shares during the three months ended March 31, 2026 was $29.50 per share. There were no granted, vested, or forfeited awards for the three months ended March 31, 2026. As of March 31, 2026, unrecognized compensation expense related to unvested RSU awards was $0.4 million and is expected to be recognized over a weighted-average period of approximately 0.3 years. On April 3, 2026, 44,430 RSUs granted on April 3, 2025 and December 10, 2025 vested pursuant to the vesting terms outlined above.

The RSUs granted under the 2024 Incentive Plan include dividend equivalent rights (“DERs”), which entitle the holder to receive, upon vesting of the related RSUs, cash payments equal to dividends declared on the Company’s Class A common stock during the period between the grant date and the vesting date of the RSUs. The Company accrues the associated DER amounts as dividends are declared, with corresponding amounts recorded as additional paid‑in capital. As of March 31, 2026, the Company accrued approximately $0.1 million related to these DERs.

Note 13. Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with ASC 260 Earnings Per Share. Basic EPS is calculated by dividing net income attributable to common stockholders by the weighted number of commons shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if unvested RSUs were to vest and be settled in common stock, calculated using the treasury stock method.

For periods prior to the Spin-Off on February 7, 2025, the Company elected to use the number of shares of common stock issued at the Spin-Off date as the denominator for both basic and diluted EPS, which is an acceptable method under ASC 260 for entities that complete a spin-off within the financial reporting period. For the three months ended March 31, 2025, the pre-spin net loss of $25.0 million for the period from January 1, 2025 through February 7, 2025 is added back to net income for purposes of earnings per share.

The following table presents the computation of basic and diluted EPS for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
(Dollars in thousands, except share amounts)
Numerator:
Net income	$122,884	$39,806
Adjustment for expenses from pre-spin periods	—	24,960
Numerator for basic and diluted earnings per share	$122,884	$64,766
Denominator:
Basic weighted average common shares outstanding (1)	166,003,497	166,003,497
Basic earnings per share	$0.74	$0.39
Diluted weighted average common shares outstanding (2)	166,027,250	166,003,497
Diluted earnings per share	$0.74	$0.39

(1)
Basic weighted average common shares outstanding for the three months ended March 31, 2026 represent the common shares issued at the Spin-Off, which are the common shares outstanding as of March 31, 2026.
(2)
Diluted weighted shares outstanding for the three months ended March 31, 2026 include the incremental dilutive effect of unvested RSUs, calculated using the treasury stock method in accordance with ASC 260. As of March 31, 2026, unvested RSUs outstanding resulted in an aggregate increase of 23,753 diluted shares related to the RSUs granted on April 3, 2025 and December 10, 2025 under the 2024 Incentive Plan. The RSUs were unvested as of March 31, 2026.

Note 14. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that require adjustment or disclosure in the financial statements except for the following.

On April 1, 2026, the Company received a payoff of approximately $284 million related to one of its development loans with an unaffiliated third party. The payment settled all outstanding principal, accrued interest, and fees associated with the loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included in “Part I, Item 1. Financial Statements” in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in the Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-Q, particularly under the section titled “Cautionary Statement Concerning Forward-Looking Statements.” The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected, or implied in the forward-looking statements. See the sections titled “Part I, Item 1A. Risk Factors” in our Form 10-K and “Cautionary Statement Concerning Forward-Looking Statements” herein for a discussion of the risks, uncertainties, and assumptions associated with these statements.

As further described in Note 1. Description of Business to our condensed consolidated financial statements included in “Part I, Item 1. Financial Statements” of this Form 10-Q, we completed the Spin-Off from Lennar on February 7, 2025. The financial information presented herein (i) for the periods prior to the February 7, 2025 Spin-Off is that of the Predecessor Millrose Business and is derived from the consolidated financial statements and accounting records of Lennar, and (ii) for the periods after the February 7, 2025 Spin-Off is that of Millrose and its subsidiaries. Millrose was formed on March 19, 2024 and has operated as an independent company since the Spin-Off on February 7, 2025.

Our Business and Recent Transactions

Millrose is a corporation incorporated under the laws of the State of Maryland on March 19, 2024. Millrose became an independent, publicly traded company on February 7, 2025 following the Spin-Off from Lennar and its Class A common stock is listed on the NYSE under the symbol “MRP”. We purchase and develop residential land and sell finished homesites to homebuilders by way of option contracts with predetermined costs and takedown schedules. We serve as a solution for homebuilders seeking to expand access to finished homesites while implementing an asset-light strategy. As fully developed homesites are sold by Millrose, capital is recycled into future land acquisitions for homebuilders, providing counterparties with durable access to community growth. Our option contracts provide for the payment of recurring option fees paid by our counterparties through the term of the applicable contract. To a lesser extent, we also provide development loans secured by property intended for single-family use to certain third-party counterparties. We are externally managed and advised by KL pursuant to the management agreement entered into on February 7, 2025 between Millrose and KL (the “Management Agreement”).

On March 25, 2026, the Company entered into the Credit Agreement (as defined below) that provides for (i) a four-year Revolving Credit Facility (as defined below) with commitments in an aggregate amount of $1.335 billion, (ii) a DDTL Credit Facility (as defined below) in an aggregate amount of $500 million that may be utilized during the first year following the Effective Date (as defined below), and (iii) an uncommitted accordion feature that allows the Company to seek additional loan commitments under the Credit Agreement in the future, subject to an aggregate maximum commitment amount of $2.5 billion. The net proceeds of the borrowings under the Credit Agreement will be used for general business purposes. Upon the Effective Date, the liens securing the loans under the Company’s prior secured revolving credit facility were released.

Invested Capital Activity as of March 31, 2026

Invested Capital is a non-GAAP financial measure that represents the balance on which monthly cash option fees are paid by counterparties. Invested Capital includes certain components of our condensed consolidated financial statements related to (i) homesites under option contracts, (ii) development loans receivable, and (iii) liabilities. The most directly comparable GAAP financial measure is homesites under option contracts as presented in the Company’s condensed consolidated balance sheets. Management uses Invested Capital as a measure of the capital deployed and believes that the figure is useful to investors because it serves as the basis for generating option fees and other related income. This non-GAAP measure is presented solely to permit investors to understand how our management assesses underlying performance and is not, and should not be viewed as, a substitute for GAAP measures, and should be viewed in conjunction with our GAAP financial measures.

The table below reconciles GAAP reported homesites under option contracts to Invested Capital as of March 31, 2026 and summarizes Invested Capital activity for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
(in thousands)	Master Program Agreement	Other Agreements	Total
Invested Capital Reconciliation of GAAP to Non-GAAP
GAAP reported homesites under option contracts as of March 31, 2026	$6,392,353	$2,784,920	$9,177,273
Add: Development loan receivables (gross)	—	324,233	324,233
Remove: Interest receivable on development loans	—	(5,373)	(5,373)
Remove: Due from counterparties (1)	(35,931)	(28,924)	(64,855)
Remove: Net deferred tax assets and deferred tax liabilities from homesite inventories	(56,824)	—	(56,824)
Remove: Earnest deposits from homesites under option contracts	7,560	—	7,560
Remove: Homesites under option contracts acquired through purchase money mortgages	(33,000)	—	(33,000)
Add: Development holdback liability	(100,000)	—	(100,000)
Add: Builder deposit liabilities	(200,714)	(342,028)	(542,742)
Total Invested Capital as of March 31, 2026	$5,973,444	$2,732,828	$8,706,272
Invested Capital
Invested Capital as of December 31, 2025 (2)	$6,102,037	$2,367,642	$8,469,679
Takedown Proceeds (3)	(652,915)	(99,413)	(752,328)
Land Acquisition and Development Funding (4)	524,322	464,599	988,921
Invested Capital as of March 31, 2026	$5,973,444	$2,732,828	$8,706,272
(in millions)
Weighted Average Yield as of March 31, 2026 (5)	8.5%	10.7%	9.2%
Implied Quarterly Income Run Rate as of March 31, 2026 (6)	$127	$73	$200
Weighted Average Remaining Life as of March 31, 2026 (7)	3.5 years	2.3 years	3.2 years
Weighted Average Maturity as of March 31, 2026 (8)	64 months	38 months	56 months
(1)
Includes option fees received from counterparties in the subsequent month.
(2)
Includes (a) homesite under option contracts contributed by Lennar at Spin-Off and acquired from Rausch, less option earning deposits and other holdbacks, and (b) takedown, land acquisition and development funding activity through December 31, 2025.
(3)
Reduction in investment balance for the three months ended March 31, 2026 from (a) homesite takedowns pursuant to option agreements, net of deposit credits adjusted for non-option earning deposits, and (b) repayment of development loans.
(4)
Includes acquisitions of homesites under option contracts, net of option earnings deposits, and development loan funding for the three months ended March 31, 2026.
(5)
Based on average option rate and/or loan interest rate weighted by investment balance, assumes SOFR rate as of December 29, 2025.
(6)
Calculated by multiplying Invested Capital balance at end of period by weighted average yield as of March 31, 2026, adjusted for the number of days in the first quarter 2026.
(7)
Calculated by taking weighted average life per each community weighted by investment balance.
(8)
Calculated by taking months until the final scheduled homesite sale per each community weighted by investment balance.

During the three months ended March 31, 2026, we funded $524.3 million for land acquisition and development and received $652.9 million in net takedown proceeds under the Master Program Agreement at a weighted average yield of 8.5%. We funded $464.6 million for land acquisition and development and received $99.4 million in net takedown proceeds for Other Agreements during this period at a weighted average yield of 10.7%. On a total portfolio basis, the weighted average yield was 9.2% as of March 31, 2026.

Properties as of March 31, 2026

As of March 31, 2026, our homesite assets consisted of 904 properties (also known as communities) in 30 states across the United States, totaling approximately 143,347 homesites, with an approximate aggregate value of $9.2 billion of homesites under option contracts. Of the homesites owned as of March 31, 2026, we expect the total takedown prices of all homesites to be approximately $16.2 billion, and the total estimated development costs of homesites to be approximately $7.2 billion.

As of March 31, 2026, our property assets are collectively located across 30 U.S. states. Approximately 51% of the property assets are concentrated in three states (California, Florida, Texas) and approximately 42% are located in two strong housing market states: Florida and Texas (where we believe the market has healthy underlying demographic and/or economic trends primarily driven by generally steadily growing population).

The below table shows the location, number of properties, number of underlying homesites and expected total takedown prices of our properties as of March 31, 2026:

State Location	Number of Properties (1)	Number of Underlying Homesites (2)	Total Takedown Prices
Alabama	46	4,905	$331,278,344
Arizona	32	4,277	500,894,610
Arkansas	43	4,577	331,167,255
California	64	13,074	3,396,846,774
Colorado	26	3,920	604,250,255
Delaware	9	1,002	173,077,016
Florida (3)	126	20,624	1,936,436,888
Georgia	44	4,402	450,127,184
Idaho	7	394	57,389,423
Illinois	12	785	85,067,018
Indiana	9	999	89,704,943
Kansas	6	698	56,143,050
Maryland	10	4,526	564,299,152
Minnesota	38	1,496	172,085,504
Missouri	3	440	34,301,584
Nevada	14	1,435	251,677,409
New York	1	430	90,801,045
New Jersey	3	358	60,123,999
North Carolina	42	5,388	794,008,089
Oklahoma	59	10,148	673,793,473
Oregon	11	592	69,736,735
Pennsylvania	2	346	53,561,231
South Carolina	36	9,140	982,962,899
Tennessee	28	3,055	435,228,821
Texas	195	38,936	2,921,944,301
Utah	3	1,259	153,669,978
Virginia	16	3,515	520,980,524
Washington	10	1,368	252,505,366
Wisconsin	1	—	1,125,329
West Virginia	8	1,258	118,640,439
Total	904	143,347	$16,163,828,638

(1)
Communities owned as of March 31, 2026 including communities associated with future purchases; and excluding homesites associated with investments in development loans.
(2)
Or prospective homesites if fully entitled, as applicable.
(3)
Excludes properties, homesites, and takedown prices for investments associated with development loans.

The below table is a summary of our pools of properties included in our property assets as of March 31, 2026 (dollar amounts are presented in billions):

Total
Number of Homesites (1)	143,347
Lennar	112,862
Other Agreements	30,485

Invested Capital ($ in billions) (2)	8.7
Lennar	6.0
Other Agreements	2.7

Number of Counterparties	17
Number of Pools	69
Portfolio Pooled % (3)	95%
Homesites Delivered	7,883
Number of Terminated Properties	—

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

As of March 31, 2026, we had 143,347 homesites with 17 counterparties, which were included in 69 separate pools, in accordance with the applicable Multiparty Cross Agreements. As of March 31, 2026, 95% of our invested capital balance was pooled under pooling arrangements, of which 100% was pooled under the Master Program Agreement.

Components of Results of Operations

The following is a summary of the key components of our operations for the three months ended March 31, 2026:

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

Costs

Operating Expenses: Our operating expenses after the Spin-Off include Management Fees (as defined below) paid to KL for management and advisory services. The management fee is calculated as 1.25% of Tangible Assets (as defined in the Management Agreement) (the “Management Fee”). All personnel are employed by the Manager or an affiliate of the Manager, and their salaries are paid by the Manager or its affiliate, as applicable; therefore, we do not record personnel-related expenses, including salaries, benefits, and share-based compensation for any employees. All cash compensation paid to our Board of Directors (the “Board”) and certain general and administrative expenses are covered by the Management Fee. The Management Fee does not cover offering expenses, costs incurred for services in connection with extraordinary litigation and mergers and acquisitions and other events outside of Millrose’s ordinary course of business, and, in some circumstances, costs associated with the ownership and maintenance of land. Any such expenses that are not covered by the Management Fee are paid for by Millrose and are recorded as general and administrative expenses or other expenses, as appropriate under GAAP. Certain of our option agreements provide (and new option agreements in the future may provide) for reimbursement by the counterparties of our transaction and/or asset management expenses, including third-party legal, diligence and servicing costs, and may include certain amounts paid by such counterparties directly to affiliates of the Manager in connection with related services provided to by such affiliates to the applicable counterparties. Our operating expenses include stock-based compensation for restricted stock units (“RSUs”) granted to each member of the Board during the fiscal year ended December 31, 2025. The Company records the RSU award costs on a straight-line basis over the RSU vesting period as stock-based compensation in operating expenses. The Company also records a provision for credit losses in accordance with ASC 326 Financial Instruments – Credit Losses.

For the three months ended March 31, 2025, our operating expenses included an allocation of salaries, general, and administrative expenses for the Predecessor Millrose Business prior to the Spin-Off for the period of January 1, 2025 through February 7, 2025. These expenses have been allocated from Lennar based on a reasonable proportional cost allocation method primarily based directly on headcount, usage, or other allocation methods depending on the nature of the services. The allocation was calculated as (i) the average daily expense allocated and recorded for the twelve months ended December 31, 2024, applied to (ii) days in the first quarter 2025 prior to the Spin-Off. Sales, general, and administrative expenses from pre-spin period were $25.0 million for the period of January 1, 2025 through February 7, 2025.

Other Income and Expenses: We record interest income earned on our cash balances held with financial institutions as other income as it is not part of the primary activities of the business. Other expenses also include (i) interest expense related to our debt obligations, and (ii) other expenses which may include rating agency fees, legal fees, audit fees, and bank fees.

Results of Operations

The following discussion describes the results of operations for the three months ended March 31, 2026 versus the three months ended March 31, 2025. The financial data for the three months ended March 31, 2025 includes the combined results of operations for the Predecessor Millrose Business prior to the Spin-Off. We have a single operating and reportable segment in accordance with GAAP and our operations are conducted in the United States.

	Three months ended March 31,
(in thousands)	2026	2025
Revenues:
Option fee revenues	$185,300	$80,081
Development loan income	9,629	2,617
Total revenues	194,929	82,698
Operating expenses:
Management Fee expense	28,153	12,104
Stock-based compensation expense	692	—
Provision for credit loss expense	—	—
Sales, general, and administrative expenses from pre-spin periods	—	24,960
Total operating expenses	28,845	37,064
Income from operations	166,084	45,634
Other income (expense):
Interest income	1,128	1,088
Interest expense	(39,212)	(2,536)
Other expenses	(79)	—
Total other income (expense)	(38,163)	(1,448)
Net income before income taxes	127,921	44,186
Income tax expense	5,037	4,380
Net income	$122,884	$39,806
Adjustment for expenses from pre-spin periods	—	24,960
Net income attributable to Millrose Properties, Inc. common stockholders	$122,884	$64,766

Three Months Ended March 31, 2026 Versus Three Months Ended March 31, 2025

Overview of Net Income (Loss)

Our net income was $122.9 million for the three months ended March 31, 2026, compared to $39.8 million for the three months ended March 31, 2025. The increase in net income was primarily driven by higher revenues in the current-year period, reflecting (i) a full quarter of post Spin-Off operations compared to a partial post Spin-Off period in the prior-year period and (ii) continued growth in our business as a result of geographic expansion and counterparty diversification. Net income also benefited from lower operating expenses under our Management Fee structure versus the prior-year period which included the allocated costs of the Predecessor Millrose Business prior to the Spin-Off and the Management Fee for the period after the Spin-Off. These increases in net income were partially offset by higher net other expense and higher tax provision.

Option Fee Revenues

Option fees revenues were $185.3 million for three months ended March 31, 2026, compared to $80.1 million for the three months ended March 31, 2025. The increase in option fee revenues is due to a full quarter of operations compared to partial quarter operations post Spin-Off in the prior year period. In the prior-year period prior to the Spin-Off, the Predecessor Millrose Business did not generate option fee revenues because its inventories were not subject to purchase option contracts with homebuilders. The principal operating activities related to finished homesites were conducted by the Predecessor Millrose Business’s parent company, who sold those homesites to Lennar counterparties.

Development Loan Income

Development loan income for the three months ended March 31, 2026 was $9.6 million, compared to $2.6 million for the three months ended March 31, 2025. The increase in development loan income is due to (i) an increase in development loan agreements, and (ii) a full quarter of operations compared to partial quarter operations post Spin-Off in the prior year period. In the prior-year period prior to the Spin-Off, the Predecessor Millrose Business did not generate development loan income because it did not engage in principal operating activities related to development loans. The remaining increase in development loan income in the current-year period is due to higher development loan balances versus the prior-year period.

Management Fee Expense

Management Fee expense for the three months ended March 31, 2026 was $28.2 million, compared to $12.1 million for the three months ended March 31, 2025. Management Fee expense was higher due to (i) a full quarter of the Management Agreement being in effect in the current-year period compared to only the period following the Spin-Off in the prior-year period, and (ii) higher Tangible Assets as a result of higher homesites under option contracts in the current-year period versus the prior-year period.

Stock-based Compensation Expense

Stock-based compensation expense related to RSUs granted to the Board was $0.7 million for the three months ended March 31, 2026. For the three months ended March 31, 2025, there was no stock-based compensation for RSUs, and there was no stock-based compensation expenses allocated to the Predecessor Millrose Business prior to the Spin-Off.

Sales, General and Administrative Expenses from pre-Spin-Off Periods

Sales, general and administrative expenses from pre-Spin-Off periods were $25.0 million for the three months ended March 31, 2025. There were no sales, general and administrative expenses recorded during the first quarter of 2026.

Other Income and Expense

Other income (expense) was a net expense of $38.2 million for the three months ended March 31, 2026, compared to a net expense of $1.4 million for the three months ended March 31, 2025. Other income and expense for the three months ended March 31, 2026 includes (i) interest expense for the Credit Agreement (including interest incurred under the Company’s prior revolving credit facility before March 25, 2026) and Senior Notes (as defined below) of $39.2 million, and (ii) other expenses of $0.1 million, which was partially offset by interest income of $1.1 million earned on cash balances held in the Company’s operating bank accounts. Other income (expense) for the three months ended March 31, 2025 consisted of interest expense of $2.5 million for the Revolving Credit Facility, partially offset by interest income of $1.1 million related to cash balances.

Net Income (Loss) Before Income Tax Expense

Net income before income tax expense was $127.9 million for the three months ended March 31, 2026, compared to $44.2 million for the three months ended March 31, 2025. The increase in net income before income tax expense was primarily driven by higher revenues in the current-year period, reflecting (i) a full quarter of post Spin-Off operations compared to a partial post Spin-Off period in the prior-year period and (ii) continued growth in our business as a result of geographic expansion and counterparty diversification. Net income also benefited from lower operating expenses under our Management Fee structure versus the prior-year period which included the allocated costs of the Predecessor Millrose Business prior to the Spin-Off and the Management Fee for the period after the Spin-Off. These increases in net income were partially offset by higher net interest expense, a higher tax provision, and higher other expenses.

Income Tax Expense

The provision for income taxes for the three months ended March 31, 2026 was $5.0 million, compared to $4.4 million for the three months ended March 31, 2025. The increase is due to higher net income as compared to the prior year period. The tax provision for the three months ended March 31, 2026, as determined and calculated from the activities in our TRSs, resulted in an overall effective tax rate of 24.9%, compared to 24.8% for the three months ended March 31, 2025. See Note 10. Income Taxes in the condensed consolidated financial statements for more information.

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

We calculate AFFO by starting with Nareit’s definition of funds from operations (“FFO”), which is the net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate depreciation, as applicable. During this period, there were no applicable adjustments to net income of the Company to calculate FFO. We then calculate AFFO by adjusting net income to eliminate the impact of non-recurring items that are not reflective of operations and certain non-cash items that reduce or increase net income (loss) in accordance with GAAP, and also adjusted for income tax expense (other than income tax expenses of our TRS) that will not be incurred following our election and qualifications to be subject to tax as a REIT for U.S. federal income tax purposes. As shown in the tables below, certain non-recurring and non-cash transactions added back for the three months ended March 31, 2026 and 2025 include non-cash components of compensation expense and amortization of financing and issuance costs for our Credit Agreement (including issuance costs incurred under the Company’s prior revolving credit facility before March 25, 2026) and Senior Notes.

Other REITs may not define AFFO in the same manner as we do and therefore our calculation of AFFO may not be comparable to such other REITs. You should also not consider AFFO to be an alternative to net income or as a reliable measure of our operating performance.

The table below is a reconciliation of GAAP net income to AFFO and GAAP earnings per share to AFFO earnings per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended
(in thousands, except share amounts)	March 31, 2026	March 31, 2025
Net income attributable to Millrose Properties, Inc. common stockholders	$122,884	$64,766
Adjustments:
Add: Amortization of deferred financing and issuance costs (1)	2,342	157
Add: Stock-based compensation expense (2)	692	—
Total adjustments	3,034	157
AFFO attributable to Millrose Properties, Inc. common stockholders	$125,918	$64,923
AFFO basic earnings per share of Class A and Class B common stock	$0.76	$0.39
AFFO diluted earnings per share of Class A and Class B common stock	$0.76	$0.39

Reconciliation of GAAP earnings per share to AFFO per share
GAAP reported basic and diluted earnings per share of Class A and Class B common stock	$0.74	$0.39
Adjustments:
Add: Amortization of deferred financing and issuance costs (1)	0.01	0.00
Add: Stock-based compensation (2)	0.01	—
AFFO basic and diluted earnings per share of Class A and Class B common stock	$0.76	$0.39

Basic weighted average common shares outstanding of Class A and Class B common stock	166,003,497	166,003,497
Diluted weighted average common shares outstanding of Class A and Class B common stock	166,027,250	166,003,497

(1)
Reflected in interest expense in the consolidated statements of operations. See Note 8. Debt Obligations in the condensed consolidated financial statements included elsewhere in this Form 10-Q.
(2)
RSUs granted to each member of the Board under the Millrose Properties, Inc. 2024 Omnibus Incentive Plan. See Note 12. Stock-Based Compensation Expense in the condensed consolidated financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to fund investments and operations, make distributions to our stockholders and meet other general business needs.

As of March 31, 2026, we had $49.3 million cash on hand and approximately $910 million capacity under our Revolving Credit Facility and $500 million capacity under our DDTL Credit Facility. Our primary sources of liquidity are cash flows from operations and debt financing under our Revolving Credit Facility of $1.335 billion, our DDTL Credit Facility of $500 million, and our Senior Notes of $2.0 billion. We believe that our existing cash on hand, cash generated from operations and available capacity under the Revolving Credit Facility and DDTL Credit Facility will be sufficient to meet our liquidity needs in the short and long term. In the future, we may seek to further raise capital or engage in other forms of borrowings in order to fund future investments or to refinance existing indebtedness. Our ability to satisfy our liquidity requirements depends on our future operating performance, which is affected by prevailing economic conditions, market conditions in the real estate industry and other factors, many of which are beyond our control.

Cash Flows

Our cash flows for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
(in thousands)	2026	2025
Cash flows from (used in)
Operating activities	$797,301	$713,733
Investing activities	(962,020)	(1,298,654)
Financing activities	178,949	674,444
Net increase in cash	$14,230	$89,523

Cash Flows from Operating Activities

Net cash from operating activities was $797.3 million for the three months ended March 31, 2026. Cash inflows included cash generated from takedowns of homesites under option contracts net of deposit credits, option fees from homesites under option contracts, interest paid-in-kind under our development loan agreements, and interest earned on cash held in our bank accounts for operating purposes. Cash outflows consisted of payments of the Management Fee, interest on debt obligations, and other operating expenses.

Net cash from operating activities was $713.7 million for the three months ended March 31, 2025. Cash inflows included cash generated from takedowns of homesites under option contracts net of deposit credits, option fees from homesites under option contracts, interest paid-in-kind under our development loan agreements, interest earned on cash held in our bank accounts for operating purposes. Cash flows from operating activities also included the Predecessor Millrose Business pre-Spin-Off net loss of $25.0 million. Cash outflows consisted of payments of the Management Fee and interest on debt obligations.

The increase in cash from operating activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by (i) a full quarter of post Spin-Off operating activities in the current-year period versus only a partial post Spin-Off period in the prior-year period, and (ii) higher cash generated from option fees and takedowns as a result of growth in homesites under option contracts. These increases were partially offset by (i) higher interest payments on debt obligations, and (ii) higher Management Fee payments due to higher Tangible Assets resulting from an increase in homesites under option contracts.

Cash Flows from Investing Activities

Net cash used in investing activities was $962 million for the three months ended March 31, 2026. Investing cash outflows consisted of cash used to acquire homesites for our homesite option platform net of option deposits, and loans made to counterparties under our development loan agreements. These investing cash outflows were partially offset by principal payments received from counterparties under our development loan agreements.

Net cash used in investing activities was $1.299 billion for the three months ended March 31, 2025. Investing cash outflows consisted of cash paid to acquire the Rausch homesites, cash used to acquire homesites for our homesite option platform net of option deposits, and loans made to counterparties under our development loan agreements. These investing cash outflows were partially offset by option deposit payments received related to the inventory contributed by Lennar at the Spin-Off and principal payments received from counterparties under our development loan agreements.

The decrease in cash used in investing activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by (i) the Rausch Transaction in the prior-year period, and (ii) a decrease in development loans made to counterparties. These decreases were partially offset by investments in homesites under option contracts reflecting our strategy to grow our homesite option platform resulting in the higher acquisitions of homesites under option contracts, and higher paydowns of development loans.

Cash Flows from Financing Activities

Net cash from financing activities was $178.9 million for the three months ended March 31, 2026. Financing cash inflows consisted of proceeds received under the Revolving Credit Facility (including proceeds under the Company’s prior revolving credit facility before March 25, 2026). These financing cash inflows were partially offset by financing costs related to our DDTL Credit Facility, principal repayments of the Revolving Credit Facility, and dividends paid to our stockholders.

Net cash from financing activities was $674.4 million for the three months ended March 31, 2025. Financing cash inflows consisted of cash contributed by Lennar at the Spin-Off and proceeds received from our debt obligations related to the Revolving Credit Facility. These financing cash inflows were partially offset by deal costs related to the Spin-Off, financing costs related to the Revolving Credit Facility, principal repayments of the Revolving Credit Facility, dividends paid to our stockholders, and payments on a seller note related to a community acquired from Lennar.

The decrease in net cash from financing activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by (i) lower proceeds from the Revolving Credit Facility as compared to the prior-year period (ii) dividends paid to stockholders, (iii) higher debt financing and issuance costs, and (iv) the prior-period cash contribution from Lennar. These cash flow decreases were partially offset by lower repayments of the Revolving Credit Facility as compared to the prior-year period.

Revolving Credit Facility and Delayed Draw Term Loan Facility

On March 25, 2026 (the “Effective Date”), the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, which amended and restated the Company’s prior secured revolving credit agreement entered into on February 7, 2025. The Credit Agreement provides for (i) a four-year revolving credit facility (the “Revolving Credit Facility”) with commitments in an aggregate amount of $1.335 billion, (ii) a delayed draw term loan facility (the “DDTL Credit Facility”) in an aggregate amount of $500 million that may be utilized during the first year following the Effective Date, and (iii) an uncommitted accordion feature that allows the Company to seek additional loan commitments under the Credit Agreement in the future, subject to an aggregate maximum commitment amount of $2.5 billion. Borrowings under the Credit Agreement are subject to compliance with a borrowing base, which is a function of the values from time to time of the properties of the Company and its subsidiaries. The revolving loans and any delayed draw term loans borrowed under the Credit Agreement will mature on March 25, 2030. The net proceeds of the borrowings under the Credit Agreement will be used for general business purposes. The Credit Agreement is unsecured. Upon the Effective Date, the liens securing the loans under the Company’s prior secured revolving credit facility were released.

Loans under the Credit Agreement bear interest at the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus an applicable margin at the per annum rate of (i) 2.00%, if the Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 0.30 to 1.00, (ii) 2.25% if the Leverage Ratio is greater than 0.30 to 1.00 and less than or equal to 0.40 to 1.00, and (iii) 2.50% if the Leverage Ratio is greater than 0.40 to 1.00. At the Company’s option, loans may instead bear interest at the Alternate Base Rate (as defined in the Credit Agreement) plus an applicable margin at the per annum rate of 1.00% lower than the applicable margin for Adjusted Term SOFR Rate loans set forth above, in each case, based upon the Leverage Ratio.

As of the Effective Date, the Company’s obligations under the Credit Agreement are guaranteed by SPE LLC and MPSAB, LLC (“MPSAB”), each a directly or indirectly wholly-owned subsidiary of the Company. In certain circumstances, the Credit Agreement requires the Company to cause certain future subsidiaries of the Company that are not Taxable REIT Subsidiaries or SPEs (each as defined in the Credit Agreement) to become guarantors.

The Credit Agreement includes affirmative and negative covenants applicable to the Company and its subsidiaries, including, without limitation, covenants regarding indebtedness, liens, dividends and other restricted payments, investments, asset sales, transactions with affiliates, negative pledges, mergers and other fundamental changes, permitted lines of business, financial contracts and designation of unrestricted subsidiaries. The Credit Agreement contains financial covenants, tested quarterly, consisting of a maximum Leverage Ratio, a minimum interest coverage ratio and a minimum tangible net worth. The Credit Agreement also requires the Company to maintain its status as a REIT.

The loans under the Credit Agreement may be accelerated if an event of default occurs. Events of default include (i) customary events of default and (ii) KL ceasing to be the Company’s manager and the Company failing to appoint a replacement manager reasonably acceptable to the required lenders within 90 days.

August 2025 Offering of Senior Notes

On August 7, 2025, the Company issued $1.25 billion aggregate principal amount of its 6.375% Senior Notes due 2030 (the “2030 Notes”). The 2030 Notes were issued at par value. The Company received net proceeds of approximately $1.23 billion, after deducting the initial purchasers’ discounts and commissions and offering expenses.

The 2030 Notes were issued pursuant to the 2030 Notes Indenture, among the Company, the subsidiary guarantors from time to time party thereto and Citibank, N.A., as trustee. The 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis by SPE LLC and MPSAB.

The 2030 Notes and the guarantee are the Company’s and the guarantors’ general senior unsecured obligations and are (i) pari passu in right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness, including the indebtedness under the Revolving Credit Agreement and the 2032 Notes (as defined below), (ii) senior in right of payment to any future subordinated indebtedness of the Company and the guarantors, (iii) effectively subordinated to all of the Company’s and the guarantors’ existing and future secured indebtedness, including the indebtedness under the Revolving Credit Agreement, to the extent of the value of the assets securing such indebtedness, and (iv) structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries that do not guarantee the 2030 Notes.

The 2030 Notes mature on August 1, 2030, and interest is payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2026.

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

As of March 31, 2026, the aggregate principal amount outstanding under the 2030 Notes was $1.25 billion. The Company was in compliance with all covenants under the 2030 Notes Indenture and there were no events of default. There were no material changes to the 2030 Notes during the three months ended March 31, 2026.

See Note 8. Debt Obligations to our condensed consolidated financial statements included in “Part I, Item 1 Financial Statements” of this Form 10-Q for further description

September 2025 Offering of Senior Notes

On September 11, 2025, the Company issued $750 million aggregate principal amount of its 6.250% Senior Notes due 2032 (the “2032 Notes”, together with the 2030 Notes, the “Senior Notes”). The 2032 Notes were issued at par value. The Company received net proceeds of approximately $737.5 million, after deducting the initial purchasers’ discounts and commissions and offering expenses.

The 2032 Notes were issued pursuant to the 2032 Notes Indenture, among the Company, the subsidiary guarantors from time to time party thereto and Citibank, N.A., as trustee. The 2032 Notes are fully and unconditionally guaranteed on a senior unsecured basis by SPE LLC and MPSAB.

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

The 2032 Notes mature on September 15, 2032, and interest is payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2026.

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

As of March 31, 2026, the aggregate principal amount outstanding under the 2030 Notes was $750 million. The Company was in compliance with all covenants under the 2032 Notes Indenture and there were no events of default. There were no material changes to the 2032 Notes during the three months ended March 31, 2026.

See Note 8. Debt Obligations to our condensed consolidated financial statements included in “Part I, Item 1 Financial Statements” of this Form 10-Q for further description.

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

Principal payments of $29 million are due in 2026, and $4 million are due in 2027. See Note 8. Debt Obligations to our condensed consolidated financial statements included in this Form 10-Q for further description.

Debt to Equity Ratio Limit Right

In addition to the Credit Agreement and Senior Notes, Millrose may seek to pursue other debt and expects to have access to a certain amount of debt and equity capital at least a portion of which is intended to be available for use in financing transactions with new counterparties. Millrose may also seek additional third-party financing to satisfy any additional capital needs or raise capital through equity and debt issuances into the market. Additionally, any third-party financing arrangements Millrose enters into may not cause its debt to equity ratio to exceed 1:1 (the “Debt to Equity Ratio Limit”) unless Millrose obtains the prior approval of Lennar.

Secured Financing Collateral Consent Right

From time to time, Millrose may enter into various “secured financing arrangements,” which may include but are not limited to secured or collateralized loans, or any other transactions where assets may be pledged or used as collateral to secure the financing instrument, whether or not the security interest is perfected. In such cases, Millrose may use the land assets it holds through its subsidiaries in its real estate portfolio or the proceeds from counterparties’ exercises of purchase options relating to the land assets in Millrose’s real estate portfolio as collateral to secure the financing. While Millrose may, at its discretion, enter into any secured financing arrangements it so chooses (subject to the Debt to Equity Ratio Limit), Millrose is prohibited from granting or selling any security interest whereby the assets pledged pursuant to such security interest include both assets acquired from Lennar and homesites of Other Counterparties (i.e., mixing the assets into one collateral pool) without Lennar’s prior written consent.

Dividends

On January 15, 2026, the Company paid a dividend of $0.75 to holders of our Class A common stock and our Class B common stock as of the close of business on January 5, 2026, as declared by the Board on December 22, 2025. On March 23, 2026, the Company declared a dividend of $0.76 to Class A common stockholders and Class B common stockholders of record as of the close of business April 3, 2026. This dividend was paid on April 15, 2026.

We intend to make regular dividend payments of at least 90% of our REIT taxable income to holders of our common stock out of assets legally available for this purpose. While we do not plan to do so, under currently applicable Internal Revenue Service guidance, approximately 80% of these dividends may be paid in the form of stock dividends, rather than in cash. Dividends will be authorized by our Board and declared by us based on a number of factors including actual results of operations, dividend restrictions under Maryland law or applicable debt covenants, our liquidity and financial condition, our taxable income, the annual distribution requirements under the REIT Requirements, our operating expenses and any other factors our Board deems relevant. Subject to certain exceptions, distributions received from us will not be qualified dividends and will therefore be taxed at ordinary income rates to the extent of our current or accumulated earnings and profits.

Effects of Inflation and Seasonality

See discussion in the section “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K.

Promissory Notes

MPH Parent and other TRSs have issued to Millrose promissory notes that are secured by a pledge of all equity interests in the Property LLCs and unrecorded mortgages on certain of our real property assets (the “Promissory Notes”). In the event that MPH Parent or another TRS of Millrose acquires additional land assets, the Promissory Notes may be further amended to reflect such acquisitions. Alternatively, MPH Parent or another TRS of Millrose may issue one or more additional promissory notes that are similar to the Promissory Notes.

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

Pledge and Security Agreements

In connection with the Promissory Notes, MPH Parent and certain other TRSs entered into the pledge and security agreements with Millrose (the “Pledge and Security Agreements”), pursuant to which such TRSs pledged a first priority perfected, continuing security interest in and lien on 100% of its membership interests in each Property LLC and in all proceeds thereof (the “Pledged Collateral”) as collateral for the note borrower’s performance of its obligations under the Promissory Notes and Mortgages. Except during the continuance of a Promissory Note event of default, note borrower will have the right to receive all distributions, interest and proceeds in respect of the Pledged Collateral.

In the event that a TRS of Millrose acquires additional land assets, the Pledge and Security Agreements may be further amended to reflect such acquisitions. Alternatively, MPH Parent or another TRS of Millrose may enter into one or more additional pledge and security agreements that are similar to the Pledge and Security Agreements.

REIT Tax Election and Income Taxes

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code and expect to qualify as a REIT when we file a REIT tax election with our federal income tax return for the taxable year ended December 31, 2025. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT qualifying activities is derived through our TRSs and is subject to applicable U.S. federal, state, and local income and franchise taxes. For the three months ended March 31, 2026 and 2025, we recorded consolidated income tax expense of $5.0 million and $4.4 million, respectively, which was attributable to our TRSs.

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

We evaluate the tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50 percent probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the applicable statute of limitations, for all major jurisdictions, which include federal and certain states. We have no examinations in progress and none are expected at this time. We evaluate our tax positions using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. We had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2026 or December 31, 2025. Our TRSs are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amount of revenues and expenses during the reporting period. Our critical accounting estimates are those that involve a high degree of judgment and uncertainty and for which changes in assumptions could have a material impact on our condensed consolidated financial statements. Our significant accounting policies are described in Note 2, Basis of Presentation and Significant Accounting Policies of the notes to the condensed consolidated financial statements included in “Part I, Item 1 Financial Statements” of this Form 10-Q. The following are the critical accounting estimates that require us to exercise our business judgment or make significant estimates:

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

Because our option contracts are accounted for as sales-type leases, the resulting asset, representing our right to receive future takedown payments and option fees, is considered a contractual right to receive cash. Therefore, the Company evaluates expected credit losses for homesites subject to option contracts in accordance with ASC 326. Expected credit losses are estimated using a weighted average remaining maturity (“WARM”) methodology, which applies an annual loss rate to the estimated remaining life of the related contract balance and is adjusted for expected cash flows and relevant qualitative factors. Qualitative considerations include the counterparties' consistent payment performance, the absence of delinquencies or defaults since inception, historical charge off rates for residential housing, and cross-collateralization features across certain counterparty arrangements. The Company also considers the credit quality of its most significant counterparties. After considering these factors, the Company determined that the risk of loss was immaterial as of March 31, 2026.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates and other market factors that affect our debt obligations and market sensitive investments. Interest rate changes may affect (i) the market for new homes, and therefore the likelihood that purchase options will be exercised, (ii) our debt obligations under the Revolving Credit Facility, DDTL Credit Facility and Senior Notes, and (iii) our ability to obtain other long-term debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations.

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

Borrowings under our Revolving Credit Facility and DDTL Credit Facility bear interest at the Adjusted Term SOFR Rate (as defined in the Credit Agreement), plus an applicable per annum spread rate of 2.00%-2.50% based on the Leverage Ratio (as defined in the Credit Agreement). At the Company’s option, loans may instead bear interest at the Alternate Base Rate (as defined in the Credit Agreement) plus an applicable margin at the per annum rate of 1.00% lower than the applicable margin for Adjusted Term SOFR Rate loans set forth above, in each case, based upon the Leverage Ratio. Changes in interest rates related to the Adjusted Term SOFR Rate generally do not affect the fair value of outstanding borrowings on our Revolving Credit Facility but do affect our earnings and cash flows. As of March 31, 2026, we had $425 million outstanding borrowings under the Revolving Credit Facility. Assuming no change in the amount outstanding as of March 31, 2026, a one percent (1%) increase or decrease in interest rates would result in a corresponding increase or decrease in quarterly and annual interest expense of approximately $1.1 million and $4.3 million, respectively.

Fixed rate debt related to our 2030 Notes and 2032 Notes bear interest of 6.375% and 6.250%, respectively. Changes in market interest rates generally affect the fair value of these instruments, but not our earnings or cash flows. Outstanding debt for Senior Notes, net of unamortized issuance costs, was approximately $1.971 billion as of March 31, 2026, and their carrying value approximates their fair value.

For additional information regarding our market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Form 10-Q as required by paragraph (b) of Rule 13a-15 or 15d-15 of the Exchange Act. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 and provided reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Prior to the Spin-Off, the Predecessor Millrose Business relied on processes and internal controls over financial reporting performed by Lennar. After the Spin-Off, Millrose became an independent company and responsibility for these processes and controls were transferred to KL, the Manager for Millrose. These changes are not expected to materially affect or have an adverse impact on our ability to maintain adequate internal controls over financial reporting. Following the Spin-Off, new corporate and governance functions were and continue to be implemented in order to meet the regulatory requirements of a stand-alone company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of Millrose’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description

3.1

Articles of Amendment and Restatement of Millrose Properties, Inc., dated February 6, 2025 (incorporated by reference to Exhibit 3.1 to Millrose's Current Report on Form 8-K filed with the SEC on February 7, 2025)

3.2

Amended and Restated Bylaws of Millrose Properties, Inc., dated February 7, 2025 (incorporated by reference to Exhibit 3.2 to Millrose's Current Report on Form 8-K filed with the SEC on February 7, 2025)

10.1

Amended and Restated Credit Agreement, dated as of March 25, 2026, among Millrose Properties, Inc., the lenders from time to time party thereto, the issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Millrose’s Current Report on Form 8-K filed with the SEC on March 27, 2026)

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

Date: May 6, 2026