Form 10-Q
period 2026-06-30
Millrose Properties, Inc.
filed 2026-08-04
CIK 2017206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

The number of Class A common stock outstanding as of August 3, 2026: 154,228,116

The number of Class B common stock outstanding as of August 3, 2026: 11,819,811

i

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Millrose Properties, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share amounts)

	June 30,	December 31,
	2026	2025
Assets
Homesites under option contracts	$9,603,735	$8,872,695
Development loan receivables, net	49,812	328,999
Cash	34,171	35,046
Other assets	19,584	21,367
Total assets	9,707,302	9,258,107
Liabilities and stockholders' equity
Builder deposits	999,761	927,004
Debt obligations, net	2,478,732	2,112,062
Development guarantee holdback liability	100,000	100,000
Deferred tax liabilities	84,554	77,333
Other liabilities	192,419	185,446
Total liabilities	3,855,466	3,401,845
Commitments and contingencies (See Note 9)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 0 shares issued at June 30, 2026	—	—
Class A common stock, $0.01 par value, 275,000,000 shares authorized, 154,228,116 shares issued at June 30, 2026	1,542	1,542
Class B common stock, $0.01 par value, 175,000,000 shares authorized, 11,819,811 shares issued at June 30, 2026	118	118
Additional paid-in capital	5,873,916	5,873,087
Distribution in excess of net income	(23,740)	(18,485)
Total stockholders' equity	5,851,836	5,856,262
Total liabilities and stockholders' equity	$9,707,302	$9,258,107

See Notes to the Condensed Consolidated Financial Statements.

Millrose Properties, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share amounts)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues:
Option fee revenues	$195,400	$141,084	$380,700	$221,165
Development loan income	1,453	7,918	11,081	10,535
Total revenues	196,853	149,002	391,781	231,700
Operating expenses:
Management Fee expense	29,909	21,960	58,061	34,064
Stock-based compensation expense	217	181	909	181
Provision for (benefit from) credit loss expense	(907)	—	(907)	—
Sales, general, and administrative expenses from pre-spin periods	—	—	—	24,960
Total operating expenses	29,219	22,141	58,063	59,205
Income from operations	167,634	126,861	333,718	172,495
Other income (expense):
Interest income	1,108	1,818	2,236	2,906
Interest expense	(40,014)	(10,285)	(79,226)	(12,821)
Other expenses	(391)	(866)	(471)	(866)
Total other income (expense)	(39,297)	(9,333)	(77,461)	(10,781)
Net income before income taxes	128,337	117,528	256,257	161,714
Income tax expense	2,456	4,768	7,492	9,148
Net income	$125,881	$112,760	$248,765	$152,566
Adjustment for expenses from pre-spin periods	—	—	—	24,960
Net income attributable to Millrose Properties, Inc. common stockholders	$125,881	$112,760	$248,765	$177,526
Basic earnings per share of Class A and Class B common stock	$0.76	$0.68	$1.50	$1.07
Diluted earnings per share of Class A and Class B common stock	$0.76	$0.68	$1.50	$1.07
Basic weighted average common shares of outstanding Class A and Class B common stock	166,046,951	166,003,497	166,025,344	166,003,497
Diluted weighted average common shares of outstanding Class A and Class B common stock	166,060,914	166,031,175	166,049,937	166,020,988

See Notes to the Condensed Consolidated Financial Statements.

Millrose Properties, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except share amounts)

	Three Months Ended June 30, 2026
	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid	Distribution in Excess of	Pre-Spin Predecessors	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Net Income	Equity	Equity
Balance at March 31, 2026	154,183,686	$1,542	11,819,811	$118	—	$—	$5,873,733	$(21,764)	$—	$5,853,629
Net income	—	—	—	—	—	—	—	125,881	—	125,881
Common stock issued upon vesting of RSUs	44,430	0	—	—	—	—	(0)	—	—	—
Stock-based compensation	—	—	—	—	—	—	217	—	—	217
Dividend equivalent rights	—	—	—	—	—	—	(34)	—	—	(34)
Dividends declared, ($0.77 per share)	—	—	—	—	—	—	—	(127,857)	—	(127,857)
Stockholders' Equity at June 30, 2026	154,228,116	$1,542	11,819,811	$118	—	$—	$5,873,916	$(23,740)	$—	$5,851,836

	Three Months Ended June 30, 2025
	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid	Distribution in Excess of	Pre-Spin Predecessors	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Net Income	Equity	Equity
Balance at March 31, 2025	154,183,686	$1,542	11,819,811	$118	—	$—	$5,872,506	$1,685	$—	$5,875,851
Net income	—	—	—	—	—	—	—	112,760	—	112,760
Stock-based compensation	—	—	—	—	—	—	181	—	—	181
Dividends declared, ($0.69 per share)	—	—	—	—	—	—	—	(114,543)	—	(114,543)
Stockholders' Equity at June 30, 2025	154,183,686	$1,542	11,819,811	$118	—	$—	$5,872,687	$(98)	$—	$5,874,249

	Six Months Ended June 30, 2026
	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid	Distribution in Excess of	Pre-Spin Predecessors	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Net Income	Equity	Equity
Balance at December 31, 2025	154,183,686	$1,542	11,819,811	$118	—	$—	$5,873,087	$(18,485)	$—	$5,856,262
Net income	—	—	—	—	—	—	—	248,765	—	248,765
Common stock issued upon vesting of RSUs	44,430	0	—	—	—	—	(0)	—	—	—
Stock-based compensation	—	—	—	—	—	—	909	—	—	909
Dividend equivalent rights	—	—	—	—	—	—	(80)	—	—	(80)
Dividends declared, ($1.53 per share)	—	—	—	—	—	—	—	(254,020)	—	(254,020)
Stockholders' Equity at June 30, 2026	154,228,116	$1,542	11,819,811	$118	—	$—	$5,873,916	$(23,740)	$—	$5,851,836

	Six Months Ended June 30, 2025
	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid	Distribution in Excess of	Pre-Spin Predecessors	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Net Income	Equity	Equity
Balance at December 31, 2024	—	$—	—	$—	—	$—	$—	$—	$5,158,372	$5,158,372
Net income (loss)	—	—	—	—	—	—	—	177,526	(24,960)	152,566
Adjustment for expenses from pre-spin periods	—	—	—	—	—	—	—	—	24,960	24,960
Common stock issued, Spin-Off	120,983,633	1,210	11,819,811	118	—	—	(1,328)	—	—	—
Common stock retained by Lennar, Spin-Off	33,200,053	332	—	—	—	—	(332)	—	—	—
Contribution from Lennar, Spin-Off	—	—	—	—	—	—	5,874,166	—	—	5,874,166
Reversal of pre-spin equity	—	—	—	—	—	—	—	—	(5,158,372)	(5,158,372)
Stock-based compensation	—	—	—	—	—	—	181	—	—	181
Dividends declared, ($1.07 per share)	—	—	—	—	—	—	—	(177,624)	—	(177,624)
Stockholders' Equity at June 30, 2025	154,183,686	$1,542	11,819,811	$118	—	$—	$5,872,687	$(98)	$—	$5,874,249

See Notes to the Condensed Consolidated Financial Statements.

Millrose Properties, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2026	2025
Cash flows from (used in) operating activities
Net income	$248,765	$152,566
Adjustments to reconcile net income to net cash from operating activities
Provision for (benefit from) credit loss expense	(907)	—
Sales, general, and administrative expenses from pre-spin periods	—	24,960
Interest paid-in-kind	(11,082)	(5,657)
Stock-based compensation expense	909	181
Amortization of debt issuance and financing costs	4,710	1,520
Changes in assets and liabilities
Other assets	152	(859)
Other liabilities	3,796	4,217
Deferred tax liabilities	7,221	89
Takedowns of homesites under option contracts, net of builder deposit credits	1,429,749	1,432,998
Net cash flows from operating activities	1,683,313	1,610,015
Cash flows from (used in) investing activities
Option deposits from Lennar, Spin-Off	—	584,848
Acquisition of Rausch land assets, net of builder deposits	—	(858,938)
Investments in homesites under option contracts, net of builder deposits	(2,088,033)	(2,252,385)
Investments in development loans	(19,566)	(291,347)
Paydowns of development loans	310,742	5,194
Net cash used in investing activities	(1,796,857)	(2,812,628)
Cash flows from (used in) financing activities
Cash contribution from Lennar, Spin-Off	—	415,152
Payments for Spin-Off deal costs	—	(77,948)
Financing and issuance cost payments for debt obligations	(11,548)	(23,935)
Proceeds from revolving credit facility and delayed draw term loan facility borrowings	615,000	1,950,000
Repayments of revolving credit facility and delayed draw term loan facility borrowings	(240,000)	(925,000)
Dividends paid to stockholders	(250,665)	(63,081)
Dividend accrual rights paid to stockholders	(118)	—
Payment of seller notes	—	(6,000)
Net cash flows from financing activities	112,669	1,269,188
Net (decrease) increase in cash	(875)	66,575
Cash at beginning of period	35,046	—
Cash at end of period	$34,171	$66,575
Supplemental disclosures of non-cash investing and financing activities
Non-cash impacts of Millrose Spin-Off
Homesites under option contracts contributed by Lennar, net of option deposits	$—	$4,911,279
Decrease in deferred tax liabilities	—	59,836
Liabilities for transaction deal costs and seller notes	—	(96,948)
Common stock issued, Spin-Off	—	(1,660)
Non-cash increase in additional paid-in capital, Spin-Off	—	(4,872,506)
Reversal of pre-spin equity at Spin-Off	—	5,158,372
Non-cash impacts of Rausch land acquisition
Option deposits	—	(90,264)
Development guarantee holdback liability	—	(100,000)
Increase in deferred tax liabilities	—	(116,660)
Builder deposits for homesites under option contract	(146,231)	(201,055)
Common stock issued upon vesting of RSUs	0	—
Dividend equivalent accrual rights, accrued but not paid	80	—
Dividends declared but not paid	127,857	114,542
Supplemental disclosure of cash flow information
Cash paid for interest	$70,140	$8,731
Cash paid for income taxes	—	8,500

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

The Company intends to elect to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes when the Company files a REIT tax election with its federal income tax return for the taxable year ended December 31, 2025. Millrose is a holding company whose operations are conducted primarily through MPH Parent, LLC (“MPH Parent”), a Delaware limited liability company and a wholly owned operating subsidiary of Millrose, and other subsidiaries, including Millrose Properties Holdings, LLC (“Millrose Holdings”), a Delaware limited liability company and a wholly owned operating subsidiary of MPH Parent. Millrose and MPH Parent made a joint election to treat MPH Parent as a taxable REIT subsidiary (“TRS”) of Millrose. Accordingly, MPH Parent will be subject to full entity-level taxation in connection with its business operations. Similarly, the Company expects that its other TRSs will be taxable business entities.

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

The comparative information for the three and six months ended June 30, 2025 includes results of the Predecessor Millrose Business prior to the Spin-Off completed on February 7, 2025. Amounts presented for the Predecessor Millrose Business have been derived from the accounting records of Lennar and prepared under the legal-entity carve-out method, as described in the Company’s Form 10-K for the year ended December 31, 2025. The condensed consolidated financial statements after the Spin-Off include the accounts of Millrose and its subsidiaries, including Millrose Holdings and other subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Subsequent to the issuance of the Company’s Form 10-Q for the second quarter 2025, the Company corrected its previously issued Statements of Cash Flows presentation for the Sale of homesites under option contracts and other related assets. As a result, the Company has revised the prior-year comparative information presented herein to capture the impact to the six months ended June 30, 2025. The cash flows provided by operating activities have been increased and net cash provided by investing activities have been decreased by $1.480 billion, respectively. Management believes that the amount is immaterial to its previously issued condensed consolidated financial statements.

Segment and Geographic Information

Prior to the Spin-Off, the Predecessor Millrose Business did not operate as a separate reportable segment. Following the Spin-Off, the Company operates and derives revenue primarily from its portfolio of homesites under option contracts. The Company also earns interest income on development loans secured by residential property.

As of June 30, 2026, the Company’s operations were conducted entirely in the United States with properties geographically located across 30 states. The Chief Executive Officer serves as the Company’s Chief Operating Decision Maker (the “CODM”) and evaluates performance and resource allocation on a portfolio basis. Additionally, the Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single operating and reportable segment (the “Reporting Segment”) for disclosure purposes in accordance with GAAP.

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

The Company monitors major counterparties to assess potential risks to its financial position. For the three months ended June 30, 2026, Lennar represented $141.5 million, or 72%, of total Company revenues and 72% of total Company option fee revenues. For the six months ended June 30, 2026, Lennar represented $281.8 million, or 72%, of total Company revenues and 74% of total Company option fee revenues.

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

The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2026. Actual results could differ from those estimates.

Cash

The Company considers all investments with an original maturity of three months or less to be cash and cash equivalents. Cash is recorded at cost, which approximates their fair values due to the short maturity period. As of June 30, 2026, cash was $34.2 million and consisted of highly liquid deposit accounts. The Company held no cash equivalents or restricted cash balances as of June 30, 2026.

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

Homesites under option contracts are recorded based on the Company's capital funded under the option contracts, which includes the land acquisition costs, qualifying development costs and other directly attributable costs. Option fee income is recognized over the term of the contract using an effective interest yield, which represents the effective interest component on the sales-type leases. Changes in monthly option fees due to reimbursable development costs, changes in takedown timing or volume, or other contractual adjustments are recognized prospectively through an updated effective interest yield over the term of the option contract. When a counterparty completes a takedown and homesites are transferred in accordance with the option contract, the Company derecognizes the related carrying amount from the condensed consolidated balance sheets.

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

For the three and six months ended June 30, 2026, development loan income was $1.5 million and $11.1 million, respectively.

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

The Company records an allowance for credit losses in accordance with ASC 326. The Company uses a WARM methodology which applies an annual charge-off rate to the estimated remaining life of development loans, adjusted for expected cash flows. The historical baseline is further adjusted for qualitative factors, including counterparties' consistent payment performance and broader market conditions affecting residential development activity. The Company includes accrued PIK interest in the amortized cost basis of the development loans for purposes of calculating the allowance for credit losses. As of June 30, 2026, the Company recorded an allowance for credit losses of $0.1 million in the condensed consolidated balance sheets as an estimate of potential future losses. During the second quarter of 2026, the Company recorded a $0.9 million reduction to its allowance for credit losses related to the payoff of a development loan with an unaffiliated third party.

Development loan receivables as of June 30, 2026 and December 31, 2025 were as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Development loan principal receivables	$49,293	$323,308
Interest receivable paid-in-kind for development loans	617	6,696
Allowance for credit losses	(98)	(1,005)
Total development loan receivables, net	$49,812	$328,999

The following table summarizes the activity in the Company's development loan receivables, net and the associated allowance for credit losses, which represents the Company's valuation account for these financial assets, for the six months ended June 30, 2026:

Six months ended June 30,
(in thousands)	2026
Development Loan Receivables (Gross)
Balance at December 31, 2025	$330,004
Investments in development loans	19,566
Paydowns of development loans (1)	(310,742)
Interest income on development loans	11,082
Ending gross balance at June 30, 2026	$49,910
Allowance for Credit Losses
Balance at December 31, 2025	$1,005
Adjustment: Provision for (benefit from) credit loss expense (2)	(907)
Ending allowance for credit losses at June 30, 2026	98
Development loan receivables, net at June 30, 2026	$49,812
(1)
Includes payoff of $284.2 million on April 1, 2026 related to a development loan with an unaffiliated third party.
(2)
Includes $0.9 million reduction to the Company’s allowance for credit losses related to the payoff of a development loan with an unaffiliated third party.

Builder Deposits

Builder deposits are option deposit payments received from counterparties under the Company’s option contracts. The Company records a liability for these deposits at the time of the counterparties’ deposit payments. When the counterparties exercise their purchase option and acquire the finished homesite, the builder deposits are applied to the total takedown price owed by the counterparty. The liability is reduced as takedown payments are made and when the corresponding homesites under option contracts are derecognized from the condensed consolidated balance sheets. If counterparties do not exercise their purchase options, the deposit is forfeited as per the terms of the option contracts and recorded as income by the Company. For the three and six months ended June 30, 2026, there were no option agreements that were terminated, forfeited, or expired without exercise. Accordingly, no income related to forfeited deposits was recognized by the Company during such periods.

The following roll forward summarizes the change in builder deposits for the six months ended June 30, 2026:

Six months ended June 30,
(in thousands)	2026
Beginning balance as of December 31, 2025	$927,004
Builder deposits, additions	146,231
Homesite takedowns, options exercised	(73,474)
Total builder deposits	$999,761

Debt Issuance and Financing Costs

The Company records debt issuance and financing costs in accordance with ASC 835 Interest.

Issuance costs for the DDTL Credit Facility (as defined below) and Senior Notes (as defined below) are recorded as a direct deduction of the carrying value of the debt liability and are classified as debt obligations, net in the Company’s condensed consolidated balance sheets. These costs are amortized to interest expense on a straight-line basis over the contractual life of the debt as it approximates the effective interest method. As of June 30, 2026, issuance costs recorded as a direct deduction of debt, net of accumulated amortization, were $39.3 million, of which $11.4 million related to the DDTL Credit Facility and $27.9 million related to the Senior Notes.

Financing costs for the Revolving Credit Facility (as defined below) are classified as other assets in the Company’s condensed consolidated balance sheets as the costs represent a future economic benefit which provides the Company access to capital over the contractual term. These costs are amortized to interest expense on a straight-line basis over the term of the Revolving Credit Facility as it approximates the effective interest method. As of June 30, 2026, financing costs recorded as other assets, net of accumulated amortization, were $5.3 million.

For additional information, see Note 8. Debt Obligations.

Development Guarantee Holdback Liability

The Company recorded a holdback liability related to a site improvement guarantee (the “Site Improvement Guarantee Amount”) owed to Rausch Coleman Companies, LLC (“Rausch”) pursuant to terms of the transaction documents for the acquisition of the Rausch land assets by the Company (the “Transaction Documents”). The Site Improvement Guarantee Amount is due within ten business days of the date that is the later of (i) two years following February 10, 2025, and (ii) the date on which development of 50% of certain assets subject to the Transaction Documents (the “Guaranteed Assets”) has been completed. The amount to be paid to Rausch pursuant to the Transaction Documents is the Site Improvement Guarantee Amount, less the aggregate amount by which actual development costs exceed the budgeted development costs for the Guaranteed Assets or such lesser amounts as may be designated in writing by Rausch. As of June 30, 2026 and December 31, 2025, the holdback liability was $100 million.

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

The Management Fee for the three months ended June 30, 2026 and 2025 was $29.9 million and $22.0 million, respectively. The Management Fee for the six months ended June 30, 2026 and 2025 was $58.1 million and $34.1 million, respectively.

Stock-Based Compensation

On December 17, 2024, the Company’s sole stockholder at the time and its Board adopted the Millrose Properties, Inc. 2024 Omnibus Incentive Plan (the “2024 Incentive Plan”). The 2024 Incentive Plan authorizes the award of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. As of June 30, 2026, there were 44,320 underlying shares of Class A common stock associated with outstanding RSU awards under the 2024 Incentive Plan. As of June 30, 2026, 11,531,269 shares of Class A common stock were available for issuance under the 2024 Incentive Plan.

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

Income Taxes

The Company records income taxes using the asset and liability method set under ASC 740 Accounting for Income Taxes. Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as net operating loss and tax credit carryforwards as applicable. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the year in which the temporary differences are expected to be recovered or paid. The effect of the change in tax rates is recognized in earnings in the period when the changes are enacted. Interest related to unrecognized tax benefits is recognized in the condensed consolidated financial statements as a component of income tax expense.

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

See Note 10. Income Taxes for additional information.

Other Income (Expense)

The Company records revenue and expenses that are not directly related to the core operations of the Company as other income (expense). Other income (expense) for the three months ended June 30, 2026 and 2025 was $39.3 million expense and $9.3 million expense, respectively. Other income (expense) for the three months ended June 30, 2026 consisted of $40.0 million of interest expense on the Company’s debt obligations and $0.4 million of other expenses, partially offset by $1.1 million of interest income related to cash balances. Other income (expense) for the three months ended June 30, 2025 consisted of interest expense of $10.3 million for the Revolving Credit Facility and DDTL Credit Agreement and, other expenses of $0.8 million, partially offset by interest income of $1.8 million related to cash balances.

Other income (expense) for the six months ended June 30, 2026 and 2025 was $77.5 million expense and $10.7 million expense, respectively. Other income (expense) for the six months ended June 30, 2026 consisted of $79.2 million of interest expense on the Company’s debt obligations and $0.5 million of other expenses, partially offset by $2.2 million of interest income related to cash balances. Other income (expense) for the six months ended June 30, 2025 consisted of interest expense of $12.8 million for the Company’s debt obligations, and other expenses of $0.8 million, partially offset by interest income of $2.9 million related to cash balances.

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

As of June 30, 2026, the Company did not measure any assets or liabilities at fair value on a recurring or nonrecurring basis.

Other liabilities approximate their fair value due to their short-term nature. Debt obligations, net approximate their fair value. The Company’s Revolving Credit Facility and DDTL Credit Facility bear interest at variable rates that reset periodically; and therefore, approximates fair value. The Company’s Senior Notes were issued at market terms during 2025 and approximate fair value as of the reporting date.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). The amendments clarify scope and presentation guidance in Topic 270, consolidate interim disclosures, and introduce a requirement to disclose events since the end of the most recent annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company does not expect adoption to have a material impact on its financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025‑12”), which provides technical corrections, clarifications, and minor improvements to the FASB Accounting Standards Codification without introducing major changes to accounting practice. Among other items, ASU 2025-12 clarifies that lease receivables from sales-type leases are excluded from the enhanced disclosures required by ASU 2022-02-Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2025-12 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company does not expect adoption to have a material impact on its financial statements and disclosures.

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

Development Loan Payoff

On April 1, 2026, the Company received a payoff of $284.2 million related to one of its development loans with an unaffiliated third party. The payment settled all outstanding principal, accrued interest, and fees associated with the loan. As a result, the Company derecognized the outstanding principal and accrued interest balances related to the development loan from its condensed consolidated balance sheets. In addition, the Company reduced its allowance for credit losses by $0.9 million to reflect the removal of the loan from its development loan portfolio.

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

The carrying value of homesites under option contracts is recorded based on the Company's capital funded under the option contracts, which includes the land acquisition costs, qualifying development costs and other directly attributable costs incurred on the underlying land. When a counterparty completes a takedown and homesites are transferred in accordance with the option contract, the Company derecognizes the related carrying amount from the condensed consolidated balance sheets.

The Company did not recognize selling profit or loss upon commencement of its option contracts because the carrying amount of the underlying homesites approximated consideration allocated to those assets in accordance with ASC 842. For the three months ended June 30, 2026 and 2025, the Company recognized total option fee income related to these option contracts of $195.4 million and $141.1 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized total option fee income related to these option contracts of $380.7 million and $221.2 million, respectively. The total amount recognized as option fee revenues represents the effective interest component associated with its net investment in sales-type leases. The aggregate homesites under option contract was $9.6 billion as of June 30, 2026 as compared to $8.9 billion as of December 31, 2025.

Because the Company's option contracts are accounted for as sales-type leases, the resulting asset, representing the Company's right to receive future takedown payments and option fees, is considered a contractual right to receive cash. Therefore, the Company evaluates expected credit losses for homesites subject to option contracts in accordance with ASC 326. Expected credit losses are estimated using a WARM methodology, which applies an annual loss rate to the estimated remaining life of the related contract balance and is adjusted for expected cash flows and relevant qualitative factors. Qualitative considerations include the counterparties' consistent payment performance, the absence of delinquencies or defaults since inception, non-refundable option deposits and contractual termination fees, and cross-collateralization features across certain counterparty arrangements. The Company also considers the credit quality of its most significant counterparties. After considering these factors, the Company determined that the risk of loss was immaterial as of June 30, 2026.

The change in homesites under option contracts from December 31, 2025 through June 30, 2026 is as follows:

Six months ended June 30,
(in thousands)	2026
Beginning balance as of December 31, 2025	$8,872,695
Investments in homesites under option contracts (1)	2,234,263
Takedowns of homesites under option contracts	(1,503,223)
Total homesites under option contracts	$9,603,735

(1)
Investments include land acquisitions of $1.0 billion and development costs of $1.2 billion during the six months ended June 30, 2026.

Counterparties pay monthly option fees, which may vary over time due to additional capital invested in development, reimbursable costs, takedown timing and volume, or other contractual adjustments. These changes are recognized prospectively through an updated effective interest yield. The Company recognizes option fee revenues from these arrangements using an effective interest yield over the term of the option contract, which represents the effective interest component on sales-type leases.

Note 5. Related Party Transactions

The Company is externally managed and advised by KL pursuant to the Management Agreement. KL is considered a related party due to its contractual management relationship with the Company. The Management Fee paid to KL for the three months ended June 30, 2026 and 2025 was $29.9 million and $22.0 million, respectively. The Management Fee paid to KL for the six months ended June 30, 2026 and 2025 was $58.1 million and $34.1 million, respectively. There were no amounts payable to or amounts receivable from KL as of June 30, 2026.

As disclosed in the Company’s Form 10-K for the year ended December 31, 2025, Lennar ceased being a related party as it no longer held an ownership interest or other rights that provide significant influence over the Company's management or operating policies following the completion of its exchange offer on November 28, 2025.

Note 6. Other Assets

Other assets as of June 30, 2026 and December 31, 2025 were as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Deferred financing costs (1)	$5,288	$6,919
Earnest deposits and prepaid due diligence costs (2)	5,853	5,828
Other assets (3)	8,443	8,620
Total other assets	$19,584	$21,367
(1)
Includes deferred financing costs related to the Company’s Revolving Credit Facility as of June 30, 2026 and December 31, 2025.
(2)
Primarily includes net earnest deposits of $4.1 million and due diligence costs related to the Rausch land acquisition of $1.8 million as of June 30, 2026 and December 31, 2025.
(3)
Primarily includes prepaid taxes of $8.3 million and $8.5 million as of June 30, 2026 and December 31, 2025, respectively.

Note 7. Other Liabilities

Other liabilities as of June 30, 2026 and December 31, 2025 were as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Dividend payable (1)	$127,857	$124,503
Seller notes payable (2)	13,000	13,000
Accrued interest payable (3)	50,978	47,576
Other accrued liabilities (4)	584	367
Total other liabilities	$192,419	$185,446
(1)
Dividend payable as of June 30, 2026 relates to the dividend declared by the Company on June 23, 2026 and paid on July 15, 2026. Dividend payable as of December 31, 2025 relates to the dividend declared by the Company on December 22, 2025 and paid on January 15, 2026. See Note 11. Stockholders' Equity.
(2)
Seller note payable as of June 30, 2026 and December 31, 2025 relates to a lender specific to a community acquired from Lennar.
(3)
Includes accrued interest payable related to the Revolving Credit Facility of $6.5 million, Senior Notes of $44.1 million, and DDTL Credit Facility of $0.4 million as of June 30, 2026, and accrued interest payable for Revolving Credit Facility of $1.2 million and Senior Notes of $46.4 million as of December 31, 2025.
(4)
As of June 30, 2026, includes accrued debt issuance costs of $0.1 million, other deposits of $0.3 million, accrued dividend equivalent rights for holders of unvested RSUs granted under the 2024 Incentive Plan of $0.1 million, and other payables of $0.1 million. As of December 31, 2025, primarily includes accrued debt issuance costs of $0.2 million, other deposits of $0.1 million, and accrued dividend equivalent rights for holders of unvested RSUs granted under the 2024 Incentive Plan of $0.1 million.

Note 8. Debt Obligations

The Company’s outstanding debt obligations as of June 30, 2026 consisted of its Senior Notes, borrowings under the Revolving Credit Facility and DDTL Credit Facility, and purchase money mortgages. Debt obligations as of June 30, 2026 and December 31, 2025 were as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Revolving Credit Facility maturing on March 25, 2030	$485,000	$110,000
DDTL Credit Facility maturing on March 25, 2030	—	—
6.375% senior notes due 2030	1,250,000	1,250,000
6.250% senior notes due 2032	750,000	750,000
Purchase money mortgages	33,000	33,000
Total debt obligations	$2,518,000	$2,143,000
Debt issuance costs (1)	(39,268)	(30,938)
Total debt obligations, net	$2,478,732	$2,112,062

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

For the three and six months ended June 30, 2026, amounts presented for the Revolving Credit Facility reflect borrowings, interest expense, and interest payments under both the Company’s prior secured revolving credit facility from January 1, 2026 through March 24, 2026 and the Revolving Credit Facility from March 25, 2026 through June 30, 2026. As of June 30, 2026, the Company had $485 million outstanding borrowings under the Revolving Credit Facility. Interest expense under the Revolving Credit Facility for the three months ended June 30, 2026 was $6.4 million, including $5.6 million of interest and $0.8 million of amortized deferred financing fees. Interest expense under the Revolving Credit Facility for the six months ended June 30, 2026 was $12.5 million, including $10.9 million of interest and $1.6 million of amortized deferred financing fees. Interest payments under the Revolving Credit Facility for the three and six months ended June 30, 2026 were $3.8 million and $4.6 million, respectively. The outstanding interest payable as of June 30, 2026 was $6.5 million and is included in other liabilities in the Company’s condensed consolidated balance sheets.

As of June 30, 2026, the Company had no outstanding borrowings under the DDTL Credit Facility. Interest expense under the DDTL Credit Facility for the three and six months ended June 30, 2026 was $0.4 million. There were no interest payments under the DDTL Credit Facility for the three and six months ended June 30, 2026. As of June 30, 2026, issuance costs for the DDTL Credit Facility recorded as a direct deduction of debt were $11.4 million.

Senior Notes

The following senior notes, issued by the Company during the year ended December 31, 2025, were outstanding as of June 30, 2026 (together, the “Senior Notes”):

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

There were no modifications to the Senior Notes during the three and six months ended June 30, 2026. The Company was in compliance with all applicable covenants and there were no events of default under the indentures governing the Senior Notes.

As of June 30, 2026, the combined carrying amount of the Senior Notes, net of unamortized issuance costs of $27.9 million, was $1.972 billion. Interest expense related to the Senior Notes for the three months ended June 30, 2026 was $33.2 million, including $31.7 million of interest and $1.5 million of amortized issuance costs. Interest expense related to the Senior Notes for the six months ended June 30, 2026 was $66.4 million, including $63.3 million of interest and $3.1 million of amortized issuance costs. No interest payments related to the Senior Notes were made during the three months ended June 30, 2026. Interest payments related to the Senior Notes for the six months ended June 30, 2026 were $65.6 million. Interest payable as of June 30, 2026 was $44.1 million and is classified in other liabilities in the Company’s condensed consolidated balance sheets.

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

Principal payments of $29 million are due in 2026, and $4 million are due in 2027. The land acquired under the purchase money mortgages is recorded within homesites under option contracts in the Company's condensed consolidated balance sheets. As of June 30, 2026, the outstanding balance under the purchase money mortgages was $33 million.

Note 9. Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies, if any, are expensed as incurred. There is no material litigation nor, to management’s knowledge, any material litigation currently threatened against the Company as of June 30, 2026.

As of June 30, 2026, the Company had total future land development commitments of $6.9 billion, of which approximately 74% relate to option contracts with Lennar.

Note 10. Income Taxes

The provision for income taxes was as follows for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Current
Federal	$(119)	$4,013	$229	$7,662
State	(22)	731	42	1,397
Total current income tax expense	(141)	4,744	271	9,059
Deferred
Federal	2,192	20	6,094	75
State	405	4	1,127	14
Total deferred income tax expense	2,597	24	7,221	89
Total income tax expense	$2,456	$4,768	$7,492	$9,148

Taxable income generated from certain activities that do not qualify under REIT provisions is earned through the Company's TRSs and is subject to U.S. federal, state, and local income and franchise taxation. The following table reconciles the TRS U.S. federal statutory income tax rate to the TRS effective income tax rate for the three and six months ended June 30, 2026 and June 30, 2025:

	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal Statutory Tax Rate	$2,073	21.0%	$4,033	21.0%	$6,323	21.0%	$7,737	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (1)	383	3.9	735	3.8	1,169	3.9	1,411	3.8
Effective Tax Rate	$2,456	24.9%	$4,768	24.8%	$7,492	24.9%	$9,148	24.8%
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

Deferred income taxes represent the net tax effects of temporary differences between the financial statement carrying amounts of certain assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to net deferred tax liabilities were as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Deferred tax assets:
Capitalized interest expense	$124,403	$67,458
Capitalized Management Fee expense	16,285	11,200
Net operating loss carryforward	29,539	30,624
Total deferred tax assets, net of valuation allowance	170,227	109,282
Deferred tax liabilities:
Land basis adjustments, Spin-Off, and acquired Rausch land assets	56,824	56,824
Homesite takedown adjustments	12,995	13,981
Deferred option fee revenue	184,962	115,810
Total deferred tax liabilities	254,781	186,615
Deferred tax liabilities, net	$84,554	$77,333

As of June 30, 2026, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $118.7 million that may be carried forward indefinitely and do not expire.

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on available evidence, it is more likely than not that such assets will not be realized. The Company evaluated its deferred tax assets as of June 30, 2026 and concluded that it is more likely than not that the deferred tax assets will be realized. This assessment considered all available positive and negative evidence, including recent financial performance, actual earnings, future reversals of existing temporary differences, projected future taxable income, and tax planning strategies. As such, a valuation allowance was not recorded against the deferred tax assets, including the NOL, as of June 30, 2026. The Company had no gross unrecognized tax benefits as of June 30, 2026.

There were no income taxes paid by the Company during the three and six months ended June 30, 2026.

Note 11. Stockholders’ Equity

Authorized Capital Stock

As of June 30, 2026, Millrose had, under its Charter, authorized capital stock of (i) 450,000,000 shares of common stock, par value $0.01 per share, consisting of 275,000,000 shares of Class A common stock and 175,000,000 shares of Class B common stock, and (ii) 50,000,000 shares of preferred stock, par value $0.01 per share.

Common Stock

As of June 30, 2026, Millrose had 166,047,927 shares of common stock outstanding. The Company’s common stock consists of shares of Class A and Class B common stock, each with a par value of $0.01 per share. On April 3, 2026, 44,430 shares of Class A common stock were issued to non-employee directors in connection with the vesting of RSUs under the 2024 Incentive Plan. There were no other issuances, conversions, forfeitures, or repurchases of common stock during the three months ended June 30, 2026.

Preferred Stock

As of June 30, 2026, there were no shares of preferred stock outstanding.

Dividends

On January 15, 2026, the Company paid a dividend of $0.75 to holders of its Class A common stock and Class B common stock of record as of the close of business on January 5, 2026, as declared by the Board on December 22, 2025.

On April 15, 2026, the Company paid a dividend of $0.76 to holders of its Class A common stock and Class B common stock of record as of the close of business on April 3, 2026, as declared by the Board on March 23, 2026.

On June 23, 2026 the Company declared a dividend of $0.77 to holders of its Class A common stock and Class B common stock of record as of the close of business July 6, 2026. This dividend was paid on July 15, 2026. For the dividend paid July 15, 2026, the Company recorded a dividend payable of $127.9 million in other liabilities in the Company’s condensed consolidated balance sheets as of June 30, 2026.

Securities Authorized for Issuance Under Equity Compensation Plans

As of June 30, 2026, 88,750 RSUs had been granted pursuant to the 2024 Incentive Plan, of which 44,430 had vested as of June 30, 2026. See Note 12. Stock-Based Compensation for additional information.

Additional Paid In Capital

As of June 30, 2026, the Company had additional paid-in capital of approximately $5.9 billion, which largely reflects the cash and land contributed by Lennar at the Spin-Off. Changes in additional paid-in capital during the three and six months ended June 30, 2026 related to the recognition of stock-based compensation expense and activity related to dividend equivalent rights on RSUs issued under the 2024 Incentive Plan. Additional paid-in capital was also reduced as of June 30, 2026 to reflect the issuance of shares during the second quarter of 2026 upon the vesting of RSUs which represents a reclassification to Class A common stock within stockholders’ equity.

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

On May 13, 2026, the Compensation Committee of the Board granted an annual equity retainer of 5,639 RSUs to each member of the Board under the 2024 Incentive Plan which will be settled in shares of the Company’s Class A common stock, subject to the vesting criteria described below. Each RSU award had a grant date fair value of $150,392. Millrose granted

28,195 RSUs in the aggregate, which vest on the earlier of (x) the first anniversary of the grant date and (y) the date of Millrose’s next annual stockholder meeting.

The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period. Stock-based compensation expense for the three months ended June 30, 2026 and 2025 was $0.2 million and $0.2 million, respectively. Stock-based compensation expense for the six months ended June 30, 2026 and 2025 was $0.9 million and $0.2 million, respectively.

The following table summarizes the Company’s nonvested shares activity for the six months ended June 30, 2026:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested Shares as of January 1, 2026	60,555	29.50
Grants	28,195	26.67
Vested	(44,430)	28.55
Forfeited	—	—
Nonvested Shares at June 30, 2026	44,320	28.66

The fair value of nonvested shares is determined based on the trading price of the Company’s Class A common stock on the grant date. The weighted-average grant date fair value presented in the table above is calculated by weighting the grant date fair value of each award by the number of shares underlying such awards.

On April 3, 2026, 44,430 RSUs granted on April 3, 2025 and December 10, 2025 vested pursuant to the vesting terms outlined above. As of June 30, 2026, unrecognized compensation expense related to unvested RSUs was approximately $1.0 million and is expected to be recognized over a weighted-average period of approximately 0.3 years.

The RSUs granted under the 2024 Incentive Plan include dividend equivalent rights (“DERs”), which entitle the holder to receive, upon vesting of the related RSUs, cash payments equal to dividends declared on the Company’s Class A common stock during the period between the grant date and the vesting date of the RSUs. The Company accrues the associated DER amounts as dividends are declared, with corresponding amounts recorded as additional paid‑in capital. As of June 30, 2026, the Company accrued approximately $0.1 million related to these DERs.

Note 13. Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with ASC 260 Earnings Per Share. Basic EPS is calculated by dividing net income attributable to common stockholders by the weighted number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if unvested RSUs were to vest and be settled in common stock, calculated using the treasury stock method.

For periods prior to the Spin-Off on February 7, 2025, the Company elected to use the number of shares of common stock issued at the Spin-Off date as the denominator for both basic and diluted EPS, which is an acceptable method under ASC 260 for entities that complete a spin-off within the financial reporting period. For the six months ended June 30, 2025, the pre-spin net loss of $25.0 million for the period from January 1, 2025 through February 7, 2025 is added back to net income for purposes of earnings per share.

The following table presents the computation of basic and diluted EPS for the three and six months ended June 30, 2026 and 2025:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
(Dollars in thousands, except share amounts)
Numerator:
Net income	$125,881	$112,760	$248,765	$152,566
Adjustment for expenses from pre-spin periods	—	—	—	24,960
Numerator for basic and diluted earnings per share	$125,881	$112,760	$248,765	$177,526
Denominator:
Weighted average common shares outstanding - basic (1)	166,046,951	166,003,497	166,025,344	166,003,497
Basic earnings per share	$0.76	$0.68	$1.50	$1.07
Weighted average common shares outstanding - diluted (2)	166,060,914	166,031,175	166,049,937	166,020,988
Diluted earnings per share	$0.76	$0.68	$1.50	$1.07

(1)
Basic weighted average common shares outstanding for the three and six months ended June 30, 2026 represent the common shares issued at the Spin-Off and the common shares issued in connection with the vesting of RSUs under the 2024 Incentive Plan.
(2)
Diluted weighted shares outstanding for the three and six months ended June 30, 2026 include the incremental dilutive effect of unvested RSUs, calculated using the treasury stock method in accordance with ASC 260. Unvested RSUs outstanding resulted in an aggregate increase of 13,963 shares and 24,593 shares for the three and six months ended June 30, 2026, respectively.

Note 14. Subsequent Events

The Company has evaluated subsequent events through the issuance of these financial statements and determined that there have been no events that have occurred that require adjustment or disclosure in the condensed consolidated financial statements.

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

On April 1, 2026, the Company received a payoff of approximately $284 million related to one of its development loans with an unaffiliated third party. The payment settled all outstanding principal, accrued interest, and fees associated with the loan. As a result, the Company derecognized the outstanding principal and accrued interest balances related to the development loan from its condensed consolidated balance sheets. In addition, the Company reduced its allowance for credit losses to reflect the removal of the loan from its development loan portfolio.

Invested Capital Activity as of June 30, 2026

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

The table below reconciles GAAP reported homesites under option contracts to Invested Capital as of June 30, 2026 and summarizes Invested Capital activity for the three months ended June 30, 2026:

	Three Months Ended June 30, 2026
(in thousands)	Master Program Agreement	Other Agreements	Total
Invested Capital Reconciliation of GAAP to Non-GAAP
GAAP reported homesites under option contracts as of June 30, 2026	$6,371,716	$3,232,019	$9,603,735
Add: Development loan receivables (gross)	—	49,910	49,910
Remove: Interest receivable on development loans	—	(617)	(617)
Remove: Due from counterparties (1)	(34,423)	(31,697)	(66,120)
Remove: Net deferred tax assets and deferred tax liabilities from homesite inventories	(56,824)	—	(56,824)
Remove: Earnest deposits from homesites under option contracts	7,560	—	7,560
Remove: Homesites under option contracts acquired through purchase money mortgages	(33,000)	—	(33,000)
Add: Development holdback liability	(100,000)	—	(100,000)
Add: Builder deposit liabilities	(205,664)	(399,981)	(605,645)
Total Invested Capital as of June 30, 2026	$5,949,365	$2,849,634	$8,798,999
Invested Capital
Invested Capital as of March 31, 2026 (2)	$5,973,444	$2,732,828	$8,706,272
Takedown Proceeds (3)	(590,468)	(437,841)	(1,028,309)
Land Acquisition and Development Funding (4)	566,389	554,647	1,121,036
Invested Capital as of June 30, 2026	$5,949,365	$2,849,634	$8,798,999
(in millions)
Weighted Average Yield as of June 30, 2026 (5)	8.5%	10.6%	9.2%
Implied Quarterly Income Run Rate as of June 30, 2026 (6)	$128	$76	$204
Weighted Average Remaining Life as of June 30, 2026 (7)	3.7 years	2.3 years	3.3 years
Weighted Average Maturity as of June 30, 2026 (8)	63 months	37 months	55 months
(1)
Includes option fees received from counterparties in the subsequent month.
(2)
Includes (a) homesite under option contracts contributed by Lennar at Spin-Off and acquired from Rausch, less option earning deposits and other holdbacks, and (b) takedown, land acquisition and development funding activity through March 31, 2026.
(3)
Reduction in investment balance for the three months ended June 30, 2026 from (a) homesite takedowns pursuant to option agreements, net of deposit credits adjusted for non-option earning deposits, and (b) repayment of development loans.
(4)
Includes acquisitions of homesites under option contracts, net of option earnings deposits, and development loan funding for the three months ended June 30, 2026.
(5)
Based on average option rate and/or loan interest rate weighted by investment balance, assumes SOFR rate as of March 27, 2026.
(6)
Calculated by multiplying Invested Capital balance at end of period by weighted average yield as of June 30, 2026, adjusted for the number of days in the second quarter 2026.
(7)
Calculated by taking weighted average life per each community weighted by investment balance.
(8)
Calculated by taking months until the final scheduled homesite sale per each community weighted by investment balance.

During the three months ended June 30, 2026, we funded $566 million for land acquisition and development and received $590 million in net takedown proceeds under the Master Program Agreement at a weighted average yield of 8.5%. We funded $555 million for land acquisition and development and received $438 million in net takedown proceeds for Other Agreements during this period at a weighted average yield of 10.6%. On a total portfolio basis, the weighted average yield was 9.2% as of June 30, 2026.

Properties as of June 30, 2026

As of June 30, 2026, our homesite assets consisted of 877 properties (also known as communities) in 30 states across the United States, totaling approximately 143,771 homesites, with an approximate aggregate value of $9.6 billion of homesites under option contracts. Of the homesites owned as of June 30, 2026, we expect the total takedown prices of all homesites to be approximately $16.3 billion, and the total estimated development costs of homesites to be approximately $6.9 billion.

As of June 30, 2026, our property assets are collectively located across 30 U.S. states. Approximately 51% of the property assets are concentrated in three states (California, Florida, Texas) and approximately 42% are located in two strong housing market states: Florida and Texas (where we believe the market has healthy underlying demographic and/or economic trends primarily driven by generally steadily growing population).

The below table shows the location, number of properties, number of underlying homesites and expected total takedown prices of our properties as of June 30, 2026:

State Location	Number of Properties (1)	Number of Underlying Homesites (2)	Total Takedown Prices
Alabama	39	4,513	$304,257,396
Arizona	36	4,393	530,328,243
Arkansas	38	4,467	319,042,898
California	66	12,787	3,378,308,472
Colorado	24	3,791	586,079,228
Delaware	9	990	169,943,213
Florida (3)	123	20,902	2,004,605,413
Georgia	58	5,693	568,986,276
Idaho	6	356	50,957,641
Illinois	9	784	81,921,925
Indiana	9	933	99,201,695
Kansas	6	819	69,321,186
Maryland	6	4,450	553,502,534
Minnesota	28	1,335	152,177,213
Missouri	3	440	34,303,053
Nevada	12	1,352	238,263,140
New York	1	398	84,032,869
New Jersey	2	295	49,294,782
North Carolina	43	5,453	804,973,610
Oklahoma	56	9,891	657,097,638
Oregon	8	503	57,918,115
Pennsylvania	2	334	52,385,915
South Carolina	33	9,214	957,385,768
Tennessee	31	3,208	455,534,248
Texas	191	39,337	2,987,691,525
Utah	3	1,172	144,007,139
Virginia	16	3,461	512,882,949
Washington	11	1,306	241,219,543
Wisconsin	1	—	1,125,329
West Virginia	7	1,194	113,919,262
Total	877	143,771	$16,260,668,220

(1)
Communities owned as of June 30, 2026 including communities associated with future purchases; and excluding homesites associated with investments in development loans.
(2)
Or prospective homesites if fully entitled, as applicable.
(3)
Excludes properties, homesites, and takedown prices for investments associated with development loans.

The below table is a summary of our pools of properties included in our property assets as of June 30, 2026 (dollar amounts are presented in billions):

Total
Number of Homesites (1)	143,771
Lennar	110,729
Other Agreements	33,042

Invested Capital ($ in billions) (2)	8.8
Lennar	5.9
Other Agreements	2.9

Number of Counterparties	19
Number of Pools	73
Portfolio Pooled % (3)	95%
Quarterly Homesites Delivered	8,867
Number of Terminated Properties	—

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

As of June 30, 2026, we had 143,771 homesites with 19 counterparties, which were included in 73 separate pools, in accordance with the applicable Multiparty Cross Agreements. As of June 30, 2026, 95% of our invested capital balance was pooled under pooling arrangements, of which 100% was pooled under the Master Program Agreement.

Components of Results of Operations

The following is a summary of the key components of our operations for the three and six months ended June 30, 2026:

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

Costs

Operating Expenses: Our operating expenses after the Spin-Off include Management Fees (as defined below) paid to KL for management and advisory services. The management fee is calculated as 1.25% of Tangible Assets (as defined in the Management Agreement) (the “Management Fee”). All personnel are employed by the Manager or an affiliate of the Manager, and their salaries are paid by the Manager or its affiliate, as applicable; therefore, we do not record personnel-related expenses, including salaries, benefits, and share-based compensation for any employees. All cash compensation paid to our Board of Directors (the “Board”) and certain general and administrative expenses are covered by the Management Fee. The Management Fee does not cover offering expenses, costs incurred for services in connection with extraordinary litigation and mergers and acquisitions and other events outside of Millrose’s ordinary course of business, and, in some circumstances, costs associated with the ownership and maintenance of land. Any such expenses that are not covered by the Management Fee are paid for by Millrose and are recorded as general and administrative expenses or other expenses, as appropriate under GAAP. Certain of our option agreements provide (and new option agreements in the future may provide) for reimbursement by the counterparties of our transaction and/or asset management expenses, including third-party legal, diligence and servicing costs, and may include certain amounts paid by such counterparties directly to affiliates of the Manager in connection with related services provided to by such affiliates to the applicable counterparties. Our operating expenses include stock-based compensation for restricted stock units (“RSUs”) granted to each member of the Board through the quarter ended June 30, 2026. The Company records the RSU award costs on a straight-line basis over the RSU vesting period as stock-based compensation in operating expenses. The Company also records a provision for (benefit from) credit losses in accordance with ASC 326 Financial Instruments – Credit Losses.

For the three and six months ended June 30, 2025, our operating expenses included an allocation of salaries, general, and administrative expenses for the Predecessor Millrose Business prior to the Spin-Off for the period of January 1, 2025 through February 7, 2025. These expenses have been allocated from Lennar based on a reasonable proportional cost allocation method primarily based directly on headcount, usage, or other allocation methods depending on the nature of the services. The allocation was calculated as (i) the average daily expense allocated and recorded for the twelve months ended December 31, 2024, applied to (ii) days in the first quarter 2025 prior to the Spin-Off. Sales, general, and administrative expenses from pre-spin period were $25.0 million for the period of January 1, 2025 through February 7, 2025.

Other Income (Expense): We record interest income earned on our cash balances held with financial institutions as other income as it is not part of the primary activities of the business. Other expenses also include (i) interest expense related to our debt obligations, and (ii) other expenses which may include rating agency fees, legal fees, audit fees, and bank fees.

Results of Operations

The following discussion describes the results of operations for the three and six months ended June 30, 2026 versus the three and six months ended June 30, 2025. The financial data for the six months ended June 30, 2025 includes the combined results of operations for the Predecessor Millrose Business prior to the Spin-Off. We have a single operating and reportable segment in accordance with GAAP and our operations are conducted in the United States.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Revenues:
Option fee revenues	$195,400	$141,084	$380,700	$221,165
Development loan income	1,453	7,918	11,081	10,535
Total revenues	196,853	149,002	391,781	231,700
Operating expenses:
Management Fee expense	29,909	21,960	58,061	34,064
Stock-based compensation expense	217	181	909	181
Provision for (benefit from) credit loss expense	(907)	—	(907)	—
Sales, general, and administrative expenses from pre-spin periods	—	—	—	24,960
Total operating expenses	29,219	22,141	58,063	59,205
Income from operations	167,634	126,861	333,718	172,495
Other income (expense):
Interest income	1,108	1,818	2,236	2,906
Interest expense	(40,014)	(10,285)	(79,226)	(12,821)
Other expenses	(391)	(866)	(471)	(866)
Total other income (expense)	(39,297)	(9,333)	(77,461)	(10,781)
Net income before income taxes	128,337	117,528	256,257	161,714
Income tax expense	2,456	4,768	7,492	9,148
Net income	$125,881	$112,760	$248,765	$152,566
Adjustment for expenses from pre-spin periods	—	—	—	24,960
Net income attributable to Millrose Properties, Inc. common stockholders	$125,881	$112,760	$248,765	$177,526

Three Months Ended June 30, 2026 Versus Three Months Ended June 30, 2025

Overview of Net Income

Our net income was $125.9 million for the three months ended June 30, 2026, compared to $112.8 million for the three months ended June 30, 2025. The increase in net income was primarily driven by (i) higher option fee revenues in the current-year period, (ii) a reduction to the allowance for credit losses related to the payoff of a development loan with an unaffiliated third party, and (iii) lower income tax expense. These increases were partially offset by (i) lower development income related to the payoff of the development loan, (ii) higher Management Fee expense, and (iii) higher interest expenses related to the Company’s debt obligations.

Option Fee Revenues

Option fees revenues were $195.4 million for three months ended June 30, 2026, compared to $141.1 million for the three months ended June 30, 2025, reflecting continued growth in our business as a result of geographic expansion and counterparty diversification.

Development Loan Income

Development loan income for the three months ended June 30, 2026 was $1.5 million, compared to $7.9 million for the three months ended June 30, 2025. The decrease in development loan income is due to the $284 million payoff of a development loan with an unaffiliated party on April 1, 2026, which resulted in lower interest income earned under the development loan agreement during the current-year period.

Management Fee Expense

Management Fee expense for the three months ended June 30, 2026 was $29.9 million, compared to $22.0 million for the three months ended June 30, 2025. Management Fee expense was higher due to higher Tangible Assets as a result of higher homesites under option contracts in the current-year period versus the prior-year period.

Stock-based Compensation Expense

Stock-based compensation expense related to RSUs granted to the Board was $0.2 million for the three months ended June 30, 2026, compared to $0.2 million for the three months ended June 30, 2025.

Other Income (Expense)

Other income (expense) was a net expense of $39.3 million for the three months ended June 30, 2026, compared to a net expense of $9.3 million for the three months ended June 30, 2025. Other income (expense) for the three months ended June 30, 2026 includes (i) interest expense for the Credit Agreement and Senior Notes (as defined below) of $40.0 million, and (ii) other expenses of $0.4 million, which was partially offset by interest income of $1.1 million earned on cash balances held in the Company’s operating bank accounts. Other income (expense) for the three months ended June 30, 2025 consisted of (i) interest expense of $10.3 million for the Company’s debt obligations, and (ii) other expenses of $0.8 million, which was partially offset by interest income of $1.8 million related to cash balances.

Income Tax Expense

The provision for income taxes for the three months ended June 30, 2026 was $2.5 million, compared to $4.8 million for the three months ended June 30, 2025. Income tax expense decreased compared to the prior-year period primarily due to changes in the allocation of taxable income among our TRSs resulting from updated market-based assumptions of certain intercompany financing arrangements. The tax provision for the three months ended June 30, 2026, as determined and calculated from the activities in our TRSs, resulted in an overall effective tax rate of 24.9%, compared to 24.8% for the three months ended June 30, 2025. See Note 10. Income Taxes in the condensed consolidated financial statements for more information.

Six Months Ended June 30, 2026 Versus Six Months Ended June 30, 2025

Overview of Net Income

Our net income was $248.8 million for the six months ended June 30, 2026, compared to $152.5 million for the six months ended June 30, 2025. Net income for the six months ended June 30, 2025 included post Spin-Off income of $177.5 million, partially offset by pre-spin net loss of $25.0 million related to sales, general, and administrative expenses attributable to the Predecessor Millrose Business.

The increase in net income was primarily driven by (i) higher revenues in the current-year period, (ii) a reduction in the allowance for credit losses related to the payoff of a development loan with an unaffiliated third party, and (iii) lower income tax expense. These increases in net income were partially offset by (i) higher interest expense related to the Company’s debt obligations, and (ii) higher stock-based compensation expense for RSUs granted to the Board members.

Option Fee Revenues

Option fees revenues were $380.7 million for six months ended June 30, 2026, compared to $221.2 million for the six months ended June 30, 2025, reflecting (i) a full two quarters of post Spin-Off operations compared to a partial post Spin-Off period in the prior-year period, and (ii) continued growth in our business as a result of geographic expansion and counterparty diversification. In the prior-year period prior to the Spin-Off, the Predecessor Millrose Business did not generate option fee revenues because its inventories were not subject to purchase option contracts with homebuilders. The principal operating activities related to finished homesites were conducted by the Predecessor Millrose Business’s parent company, who sold those homesites to Lennar counterparties.

Development Loan Income

Development loan income for the six months ended June 30, 2026 was $11.1 million, compared to $10.5 million for the six months ended June 30, 2025. The increase in development loan income is due to (i) an increase in development loan agreements, and (ii) a full quarter of operations compared to partial quarter operations post Spin-Off in the prior year period. In the prior-year period prior to the Spin-Off, the Predecessor Millrose Business did not generate development loan income because it did not engage in principal operating activities related to development loans. The remaining increase in development loan income in the current-year period is due to higher development loan balances versus the prior-year period.

Management Fee Expense

Management Fee expense for the six months ended June 30, 2026 was $58.1 million, compared to $34.1 million for the six months ended June 30, 2025. Management Fee expense was higher due to (i) a full quarter of the Management Agreement being in effect in the current-year period compared to only the period following the Spin-Off in the prior-year period, and (ii)

higher Tangible Assets as a result of higher homesites under option contracts in the current-year period versus the prior-year period.

Stock-based Compensation Expense

Stock-based compensation expense related to RSUs granted to the Board members was $0.9 million for the six months ended June 30, 2026, compared to $0.2 million for the six months ended June 30, 2025. The increase was primarily attributable to stock-based compensation recognized in connection with additional RSUs granted on December 10, 2025 and May 13, 2026, compared to the prior-year period, which included RSUs granted on April 3, 2025.

Sales, general, and administrative expenses for the Predecessor Millrose Business included $8.9 million of stock-based compensation expense for the six months ended June 30, 2025. Stock-based compensation expense was allocated to the Predecessor Millrose Business on a specific identification basis or using a proportional cost allocation method, as applicable, as disclosed in the Form 10-K.

Sales, General and Administrative Expenses from Pre-Spin Periods

Sales, general and administrative expenses from pre-spin periods were $25.0 million for the six months ended June 30, 2025. For the six months ended June 30, 2025, the expenses were allocated by Lennar for the period from January 1, 2025 to the Spin-Off. There were no sales, general and administrative expenses recorded after the Spin-Off.

Other Income (Expense)

Other income (expense) was a net expense of $77.5 million for the six months ended June 30, 2026, compared to a net expense of $10.7 million for the six months ended June 30, 2025. Other income (expense) for the six months ended June 30, 2026 includes (i) interest expense for the Credit Agreement (including interest incurred under the Company’s prior revolving credit facility before March 25, 2026) and Senior Notes of $79.2 million, and (ii) other expenses of $0.5 million, which was partially offset by interest income of $2.2 million earned on cash balances held in the Company’s operating bank accounts. Other income (expense) for the six months ended June 30, 2025 consisted of interest expense of $12.8 million for the Company’s debt obligations and, other expenses of $0.8 million, partially offset by interest income of $2.9 million related to cash balances.

Income Tax Expense

The provision for income taxes for the six months ended June 30, 2026 was $7.5 million, compared to $9.1 million for the six months ended June 30, 2025. Income tax expense decreased compared to the prior-year period primarily due to changes in the allocation of taxable income among our TRSs resulting from updated market-based assumptions of certain intercompany financing arrangements. The tax provision for the six months ended June 30, 2026, as determined and calculated from the activities in our TRSs, resulted in an overall effective tax rate of 24.9%, compared to 24.8% for the six months ended June 30, 2025. See Note 10. Income Taxes in the condensed consolidated financial statements for more information.

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

We calculate AFFO by starting with Nareit’s definition of funds from operations (“FFO”), which is the net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate depreciation, as applicable. During this period, there were no applicable adjustments to net income of the Company to calculate FFO. We then calculate AFFO by adjusting net income to eliminate the impact of non-recurring items that are not reflective of operations and certain non-cash items that reduce or increase net income (loss) in accordance with GAAP, and also adjusted for income tax expense (other than income tax expenses of our TRS) that will not be incurred following our election and qualifications to be subject to tax as a REIT for U.S. federal income tax purposes. As shown in the tables below, certain non-recurring and non-cash transactions added back for the three and six months ended June 30, 2026 and 2025 include non-cash components of compensation expense, amortization of financing and issuance costs for our Credit Agreement (including issuance costs incurred under the Company’s prior revolving credit facility before March 25, 2026) and Senior Notes, provision for (benefit from) credit loss expense, and non-recurring rating agency expenses related to the Spin-Off.

Other REITs may not define AFFO in the same manner as we do and therefore our calculation of AFFO may not be comparable to such other REITs. You should also not consider AFFO to be an alternative to net income or as a reliable measure of our operating performance.

The table below is a reconciliation of GAAP net income to AFFO and GAAP earnings per share to AFFO earnings per share for the three months ended June 30, 2026 and 2025:

	Three Months Ended
(in thousands, except share amounts)	June 30, 2026	June 30, 2025
Net income attributable to Millrose Properties, Inc. common stockholders	$125,881	$112,760
Adjustments:
Add: Amortization of deferred financing and issuance costs (1)	2,368	1,520
Add: Stock-based compensation expense (2)	217	181
Add: Provision for (benefit from) credit loss expense (3)	(907)	—
Add: Rating agency expenses (4)	—	567
Total adjustments	1,678	2,268
AFFO attributable to Millrose Properties, Inc. common stockholders	$127,559	$115,028
AFFO basic earnings per share of Class A and Class B common stock	$0.77	$0.69
AFFO diluted earnings per share of Class A and Class B common stock	$0.77	$0.69

Reconciliation of GAAP earnings per share to AFFO per share
GAAP reported basic and diluted earnings per share of Class A and Class B common stock	$0.76	$0.68
Adjustments:
Add: Amortization of deferred financing and issuance costs (1)	0.01	0.01
Add: Stock-based compensation (2)	0.01	0.00
Add: Provision for (benefit from) credit loss expense (3)	(0.01)	—
Add: Rating agency expenses (4)	—	0.00
AFFO basic and diluted earnings per share of Class A and Class B common stock	$0.77	$0.69
Basic weighted average common shares outstanding of Class A and Class B common stock	166,046,951	166,003,497
Diluted weighted average common shares outstanding of Class A and Class B common stock	166,060,914	166,031,175

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
(3)
Provision for (benefit from) credit losses for development loan receivables. See Note 2. Basis of Presentation and Significant Accounting Policies, Development Loan Receivables, net in the condensed consolidated financial statements included elsewhere in this Form 10-Q.
(4)
Reflected in other expenses in the consolidated statements of operations. See Note 2. Basis of Presentation and Significant Accounting Policies, Other Income (Expense) net in the condensed consolidated financial statements included elsewhere in this Form 10-Q.

The table below is a reconciliation of GAAP net income to AFFO and GAAP earnings per share to AFFO earnings per share for the six months ended June 30, 2026 and 2025:

	Six Months Ended
(in thousands, except share amounts)	June 30, 2026	June 30, 2025
Net income attributable to Millrose Properties, Inc. common stockholders	$248,765	$177,526
Adjustments:
Add: Amortization of deferred financing and issuance costs (1)	4,709	1,520
Add: Stock-based compensation expense (2)	909	181
Add: Provision for (benefit from) credit loss expense (3)	(907)	—
Add: Rating agency expenses (4)	—	567
Total adjustments	4,711	2,268
AFFO attributable to Millrose Properties, Inc. common stockholders	$253,476	$179,794
AFFO basic earnings per share of Class A and Class B common stock	$1.53	$1.08
AFFO diluted earnings per share of Class A and Class B common stock	$1.53	$1.08

Reconciliation of GAAP earnings per share to AFFO per share
GAAP reported basic and diluted earnings per share of Class A and Class B common stock	$1.50	$1.07
Adjustments:
Add: Amortization of deferred financing and issuance costs (1)	0.03	0.01
Add: Stock-based compensation (2)	0.01	0.00
Add: Provision for (benefit from) credit loss expense (3)	(0.01)	—
Add: Rating agency expenses (4)	—	0.00
AFFO basic and diluted earnings per share of Class A and Class B common stock	$1.53	$1.08
Basic weighted average common shares outstanding of Class A and Class B common stock	166,025,344	166,003,497
Diluted weighted average common shares outstanding of Class A and Class B common stock	166,049,937	166,020,988

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
(3)
Provision for (benefit from) credit losses for development loan receivables. See Note 2. Basis of Presentation and Significant Accounting Policies, Development Loan Receivables, net in the condensed consolidated financial statements included elsewhere in this Form 10-Q.
(4)
Reflected in other expenses in the condensed consolidated statements of operations. See Note 2. Basis of Presentation and Significant Accounting Policies, Other Income (Expense) in the condensed consolidated financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to fund investments and operations, make distributions to our stockholders and meet other general business needs.

As of June 30, 2026, we had $34.2 million cash on hand and approximately $850 million capacity under our Revolving Credit Facility and $500 million capacity under our DDTL Credit Facility. Our primary sources of liquidity are cash flows from operations and debt financing under our Revolving Credit Facility of $1.335 billion, our DDTL Credit Facility of $500 million, and our Senior Notes of $2.0 billion. We believe that our existing cash on hand, cash generated from operations and available capacity under the Revolving Credit Facility and DDTL Credit Facility will be sufficient to meet our liquidity needs in the short and long term. In the future, we may seek to further raise capital or engage in other forms of borrowings in order to fund future investments or to refinance existing indebtedness. Our ability to satisfy our liquidity requirements depends on our future operating performance, which is affected by prevailing economic conditions, market conditions in the real estate industry and other factors, many of which are beyond our control.

Cash Flows

Our cash flows for the six months ended June 30, 2026 and 2025 were as follows:

	Six months ended June 30,
(in thousands)	2026	2025
Cash flows from (used in)
Operating activities	$1,683,313	$1,610,015
Investing activities	(1,796,857)	(2,812,628)
Financing activities	112,669	1,269,188
Net (decrease) increase in cash	$(875)	$66,575

Cash Flows from Operating Activities

Net cash from operating activities was $1.683 billion for the six months ended June 30, 2026. Cash inflows included cash generated from takedowns of homesites under option contracts net of deposit credits, option fees from homesites under option contracts, interest paid-in-kind under our development loan agreements, and interest earned on cash held in our bank accounts for operating purposes. Cash outflows consisted of payments of the Management Fee, interest on debt obligations, and other operating expenses.

Net cash from operating activities was $1.610 billion for the six months ended June 30, 2025. Cash inflows included cash generated from takedowns of homesites under option contracts net of deposit credits, option fees from homesites under option contracts, interest paid-in-kind under our development loan agreements, and interest earned on cash held in our bank accounts for operating purposes. Cash flows from operating activities also included the Predecessor Millrose Business pre-Spin-Off net loss of $25.0 million. Cash outflows consisted of payments of the Management Fee and interest on debt obligations.

The increase in cash from operating activities for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily driven by (i) higher cash generated from option fees as a result of growth in homesites under option contracts, and (ii) higher interest paid-in kind under our development loan agreements. These increases were partially offset by (i) higher interest payments on debt obligations, and (ii) higher Management Fee payments due to higher Tangible Assets resulting from an increase in homesites under option contracts.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.797 billion for the six months ended June 30, 2026. Investing cash outflows consisted of cash used to acquire homesites for our homesite option platform net of option deposits, and loans made to counterparties under our development loan agreements. These investing cash outflows were partially offset by principal payments received from counterparties under our development loan agreements.

Net cash used in investing activities was $2.813 billion for the six months ended June 30, 2025. Investing cash outflows consisted of cash paid to acquire the Rausch homesites, cash used to acquire homesites net of option deposits, and loans made to counterparties under our development loan agreements. These investing cash outflows were partially offset by option deposit payments received related to the inventory contributed by Lennar at the Spin-Off and principal payments received from counterparties under our development loan agreements.

The lower cash used in investing activities for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily driven by the Rausch Transaction in the prior-year period, lower development loans funded to counterparties, lower investments in homesites under option contracts, and higher principal payments received from counterparties under our development loan agreements, including the $284 million payoff of a development loan on April 1, 2026. These decreases were partially offset by option deposit payments received related to inventory contributed by Lennar in connection with the Spin-Off during the prior-year period.

Cash Flows from Financing Activities

Net cash from financing activities was $112.7 million for the six months ended June 30, 2026. Financing cash inflows consisted of proceeds received under the Revolving Credit Facility (including proceeds under the Company’s prior revolving credit facility before March 25, 2026). These financing cash inflows were partially offset by financing costs related to our DDTL Credit Facility, principal repayments of the Revolving Credit Facility, dividends paid to our stockholders, and dividend equivalent rights paid to our stockholders.

Net cash from financing activities was $1.269 billion for the six months ended June 30, 2025. Financing cash inflows consisted of cash contributed by Lennar at the Spin-Off and proceeds received from our debt obligations related to the Revolving Credit Facility. These financing cash inflows were partially offset by deal costs related to the Spin-Off, financing costs related to the Company’s debt obligations, principal repayments of the Company’s debt obligations, dividends paid to our stockholders, and payments on a seller note related to a community acquired from Lennar.

The decrease in net cash from financing activities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily driven by (i) lower proceeds from the Company’s debt borrowings as compared to the prior-year period, (ii) higher dividends paid to stockholders, and (iii) the prior-year period cash contribution from Lennar. These cash flow decreases were partially offset primarily by (i) lower repayments of the Company’s debt obligations as compared to the prior-year period, (ii) prior-year period deal costs related to the Spin-Off, and (iii) prior-year period payment of the seller note.

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

As of June 30, 2026, the aggregate principal amount outstanding under the 2030 Notes was $1.25 billion. The Company was in compliance with all covenants under the 2030 Notes Indenture and there were no events of default. There were no material changes to the 2030 Notes during the three months ended June 30, 2026.

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

As of June 30, 2026, the aggregate principal amount outstanding under the 2032 Notes was $750 million. The Company was in compliance with all covenants under the 2032 Notes Indenture and there were no events of default. There were no material changes to the 2032 Notes during the three months ended June 30, 2026.

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

Dividends

On January 15, 2026, the Company paid a dividend of $0.75 to holders of our Class A common stock and our Class B common stock as of the close of business on January 5, 2026, as declared by the Board on December 22, 2025. On April 15, 2026, the Company paid a dividend of $0.76 to holders of our Class A common stock and our Class B common stock as of the close of business on April 3, 2026, as declared by the Board on March 23, 2026. On June 23, 2026, the Company declared a dividend of $0.77 to Class A common stockholders and Class B common stockholders of record as of the close of business July 6, 2026. This dividend was paid on July 15, 2026.

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

REIT Tax Election and Income Taxes

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code and expect to qualify as a REIT when we file a REIT tax election with our federal income tax return for the taxable year ended December 31, 2025. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT qualifying activities is derived through our TRSs and is subject to applicable U.S. federal, state, and local income and franchise taxes. During the three and six months ended June 30, 2026, we recorded consolidated income tax expense of $2.5 million and

$7.5 million, respectively, which was attributable to our TRSs. During the three and six months ended June 30, 2025, we recorded consolidated income tax expense of $4.8 million and $9.1 million, respectively, which was attributable to our TRSs.

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

We evaluate the tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50 percent probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the applicable statute of limitations, for all major jurisdictions, which include federal and certain states. We have no examinations in progress and none are expected at this time. We evaluate our tax positions using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. We had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2026 or December 31, 2025. Our TRSs are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations.

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

Homesites Under Option Contracts

We evaluate our homesite option contracts at inception to determine if they contain a lease as defined under ASC 842. Determining whether these option agreements should be accounted for under ASC 842 required management to apply significant judgment, including assumptions about whether the homebuilders (i) obtain substantially all of the economic benefits from use of the asset and (ii) have elements of control of the optioned assets. Changes in these assumptions could significantly affect the timing of revenue recognition in the Company’s condensed consolidated financial statements. The Company's option contracts with its counterparties grant the counterparties the exclusive right to acquire homesites owned by the Company at predetermined prices and takedown schedules. Although the Company retains legal title to the land during the option agreement term, the counterparties obtain substantive rights to direct the planning, use, and development of the homesites.

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

Homesites under option contracts consist of land and related development costs associated with homesites subject to option contracts. The carrying value of homesites under option contracts is recorded based on the Company's capital funded under the option contracts, which includes the land acquisition costs, qualifying development costs and other directly attributable costs incurred on the underlying land. When a counterparty completes a takedown and homesites are transferred in accordance with the option contract, the Company derecognizes the related carrying amount from the condensed consolidated balance sheets.

Because our option contracts are accounted for as sales-type leases, the resulting asset, representing our right to receive future takedown payments and option fees, is considered a contractual right to receive cash. Therefore, the Company evaluates expected credit losses for homesites subject to option contracts in accordance with ASC 326. Expected credit losses are estimated using a weighted average remaining maturity (“WARM”) methodology, which applies an annual loss rate to the estimated remaining life of the related contract balance and is adjusted for expected cash flows and relevant qualitative factors. Qualitative considerations include the counterparties' consistent payment performance, the absence of delinquencies or defaults since inception, historical charge off rates for residential housing, and cross-collateralization features across certain counterparty arrangements. The Company also considers the credit quality of its most significant counterparties. After considering these factors, the Company determined that the risk of loss was immaterial as of June 30, 2026.

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

The allowance for credit losses is a critical accounting estimate because it requires significant judgment in determining the annual charge-off rate, expected cash flows, and the qualitative adjustments applied to reflect current conditions and forward-looking information. These judgments are informed by ongoing monitoring of borrower and project performance and broader market conditions affecting residential development activity. Changes in borrower performance, collateral values, expected cash flows, portfolio composition, or macroeconomic conditions could result in changes to the allowance for credit losses and the provision for (benefit from) credit losses in future periods.

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

Borrowings under our Revolving Credit Facility and DDTL Credit Facility bear interest at the Adjusted Term SOFR Rate (as defined in the Credit Agreement), plus an applicable per annum spread rate of 2.00%-2.50% based on the Leverage Ratio (as defined in the Credit Agreement). At the Company’s option, loans may instead bear interest at the Alternate Base Rate (as defined in the Credit Agreement) plus an applicable margin at the per annum rate of 1.00% lower than the applicable margin for Adjusted Term SOFR Rate loans set forth above, in each case, based upon the Leverage Ratio. Changes in interest rates related to the Adjusted Term SOFR Rate generally do not affect the fair value of outstanding borrowings on our Revolving Credit Facility but do affect our earnings and cash flows. As of June 30, 2026, we had $485 million outstanding borrowings under the Revolving Credit Facility. Assuming no change in the amount outstanding as of June 30, 2026, a one percent (1%) increase or decrease in interest rates would result in a corresponding increase or decrease in quarterly and annual interest expense of approximately $1.2 million and $4.9 million, respectively.

Fixed rate debt related to our 2030 Notes and 2032 Notes bear interest of 6.375% and 6.250%, respectively. Changes in market interest rates generally affect the fair value of these instruments, but not our earnings or cash flows. Outstanding debt for Senior Notes, net of unamortized issuance costs, was approximately $1.972 billion as of June 30, 2026, and their carrying value approximates their fair value.

We do not currently engage in hedging activities and do not hold any derivative instruments or other financial contracts for hedging purposes. If we were to enter into hedging arrangements in the future, those instruments could expose us to market risk, including the potential effects of changes in interest rates.

The sensitivity analysis above is based on variable-rate borrowings outstanding as of June 30, 2026 and assumes no changes in debt balances, no hedging activities, and a parallel change in interest rates. Actual impacts may differ due to changes in borrowings and repayments during the period, future financings, the timing of cash flows, changes in reference rates and spreads (including SOFR), and actions we may take to manage our exposure. Comparative market risk information for 2025 is not presented because the predecessor period did not have material market risk exposures and the information is not comparable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Form 10-Q as required by paragraph (b) of Rule 13a-15 or 15d-15 of the Exchange Act. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 and provided reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Prior to the Spin-Off, the Predecessor Millrose Business relied on processes and internal controls over financial reporting performed by Lennar. After the Spin-Off, Millrose became an independent company and responsibility for these processes and controls were transferred to KL, the Manager for Millrose. These changes are not expected to materially affect or have an adverse impact on our ability to maintain adequate internal controls over financial reporting. Following the Spin-Off, new corporate and governance functions were and continue to be implemented in order to meet the regulatory requirements of a stand-alone company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of Millrose’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Date: August 4, 2026