Form 10-Q
period 2026-09-30
Millrose Properties, Inc.
filed 2026-11-04
CIK 2017206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

The number of Class A common stock outstanding as of November 3, 2026: 154,228,116

The number of Class B common stock outstanding as of November 3, 2026: 11,819,811

i

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

Master Program Agreement means the Master Program Agreement, dated as of February 7, 2025, by and among Millrose and certain Lennar entities, as described in “Part I, Item 1. Business —Operational Agreements with Lennar—Master Program Agreement” in the Form 10-K, as amended from time to time and as supplemented by any terms and provisions contained in any project addenda.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements including, in particular, statements about Millrose Properties, Inc.’s (together with its subsidiaries (unless the context otherwise requires), “Millrose,” the “Company,” “we,” “us” or “our”) plans, strategies and objectives, as well as statements about Millrose’s business (including MPH Parent, LLC (“MPH Parent”), Millrose Properties Holdings, LLC (“Millrose Holdings”), Millrose Properties SPE LLC (“SPE LLC”), MRP Liberty, LLC (“MRP Liberty”), and any of the other Millrose subsidiaries), and Millrose’s future plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “can,” “shall,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words or the negatives thereof intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Form 10-Q include statements regarding:

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
•
any expected use, development, rental or sale of land and real estate assets that we have acquired or may acquire in the future;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Millrose Properties, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share amounts)

	September 30,	December 31,
	2026	2025
Assets
Homesites under option contracts	$9,902,361	$8,872,695
Development loan receivables, net	53,014	328,999
Single-family residential properties, net	332,651	—
Preferred instruments, net	170,670	—
Cash	64,535	35,046
Other assets	32,664	21,367
Total assets	10,555,895	9,258,107
Liabilities and stockholders' equity
Builder deposits	1,003,209	927,004
Debt obligations, net	3,127,456	2,112,062
Single-family residential secured credit facility, net	210,596	—
Development guarantee holdback liability	100,000	100,000
Deferred tax liabilities	89,710	77,333
Other liabilities	174,009	185,446
Total liabilities	4,704,980	3,401,845
Commitments and contingencies (See Note 12)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 0 shares issued at September 30, 2026	—	—
Class A common stock, $0.01 par value, 275,000,000 shares authorized, 154,228,116 shares issued at September 30, 2026	1,542	1,542
Class B common stock, $0.01 par value, 175,000,000 shares authorized, 11,819,811 shares issued at September 30, 2026	118	118
Additional paid-in capital	5,874,170	5,873,087
Distribution in excess of net income	(24,915)	(18,485)
Total stockholders' equity	5,850,915	5,856,262
Total liabilities and stockholders' equity	$10,555,895	$9,258,107

See Notes to the Condensed Consolidated Financial Statements.

Millrose Properties, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues:
Option fee revenues	$209,480	$170,326	$590,180	$391,491
Development loan income	1,524	8,934	12,605	19,469
Total revenues	211,004	179,260	602,785	410,960
Operating expenses:
Management Fee expense	30,264	25,895	88,325	59,959
Stock-based compensation expense	289	189	1,198	370
Provision for (benefit from) credit loss expense	—	340	(907)	340
Sales, general, and administrative expenses from pre-spin periods	—	—	—	24,960
Total operating expenses	30,553	26,424	88,616	85,629
Income from operations	180,451	152,836	514,169	325,331
Other income (expense):
Interest income	1,045	2,450	3,282	5,356
Income from preferred instruments	996	—	996	—
Interest expense	(47,093)	(43,748)	(126,319)	(56,569)
Other expenses	(513)	(616)	(984)	(1,483)
Total other income (expense)	(45,565)	(41,914)	(123,025)	(52,696)
Net income before income taxes	134,886	110,922	391,144	272,635
Income tax expense	4,884	5,862	12,377	15,009
Net income	$130,002	$105,060	$378,767	$257,626
Adjustment for expenses from pre-spin periods	—	—	—	24,960
Net income attributable to Millrose Properties, Inc. common stockholders	$130,002	$105,060	$378,767	$282,586
Basic earnings per share of Class A and Class B common stock	$0.78	$0.63	$2.28	$1.70
Diluted earnings per share of Class A and Class B common stock	$0.78	$0.63	$2.28	$1.70
Basic weighted average common shares of outstanding Class A and Class B common stock	166,047,927	166,003,497	166,032,954	166,003,497
Diluted weighted average common shares of outstanding Class A and Class B common stock	166,064,538	166,031,797	166,054,887	166,025,174

See Notes to the Condensed Consolidated Financial Statements.

Millrose Properties, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except share amounts)

	Three Months Ended September 30, 2026
	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid	Distribution in Excess of	Pre-Spin Predecessors	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Net Income	Equity	Equity
Balance at June 30, 2026	154,228,116	$1,542	11,819,811	$118	—	$—	$5,873,916	$(23,740)	$—	$5,851,836
Net income	—	—	—	—	—	—	—	130,002	—	130,002
Common stock issued upon vesting of RSUs	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	289	—	—	289
Dividend equivalent rights	—	—	—	—	—	—	(35)	—	—	(35)
Dividends declared, ($0.79 per share)	—	—	—	—	—	—	—	(131,177)	—	(131,177)
Stockholders' Equity at September 30, 2026	154,228,116	$1,542	11,819,811	$118	—	$—	$5,874,170	$(24,915)	$—	$5,850,915

	Three Months Ended September 30, 2025
	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid	Distribution in Excess of	Pre-Spin Predecessors	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Net Income	Equity	Equity
Balance at June 30, 2025	154,183,686	$1,542	11,819,811	$118	—	$—	$5,872,687	$(98)	$—	$5,874,249
Net income	—	—	—	—	—	—	—	105,060	—	105,060
Stock-based compensation	—	—	—	—	—	—	189	—	—	189
Dividends declared, ($0.73 per share)	—	—	—	—	—	—	—	(121,182)	—	(121,182)
Stockholders' Equity at September 30, 2025	154,183,686	$1,542	11,819,811	$118	—	$—	$5,872,876	$(16,220)	$—	$5,858,316

	Nine Months Ended September 30, 2026
	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid	Distribution in Excess of	Pre-Spin Predecessors	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Net Income	Equity	Equity
Balance at December 31, 2025	154,183,686	$1,542	11,819,811	$118	—	$—	$5,873,087	$(18,485)	$—	$5,856,262
Net income	—	—	—	—	—	—	—	378,767	—	378,767
Common stock issued upon vesting of RSUs	44,430	0	—	—	—	—	(0)	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,198	—	—	1,198
Dividend equivalent rights	—	—	—	—	—	—	(115)	—	—	(115)
Dividends declared, ($2.32 per share)	—	—	—	—	—	—	—	(385,197)	—	(385,197)
Stockholders' Equity at September 30, 2026	154,228,116	$1,542	11,819,811	$118	—	$—	$5,874,170	$(24,915)	$—	$5,850,915

	Nine Months Ended September 30, 2025
	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid	Distribution in Excess of	Pre-Spin Predecessors	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Net Income	Equity	Equity
Balance at December 31, 2024	—	$—	—	$—	—	$—	$—	$—	$5,158,372	$5,158,372
Net income (loss)	—	—	—	—	—	—	—	282,586	(24,960)	257,626
Adjustment for expenses from pre-spin periods	—	—	—	—	—	—	—	—	24,960	24,960
Common stock issued, Spin-Off	120,983,633	1,210	11,819,811	118	—	—	(1,328)	—	—	—
Common stock retained by Lennar, Spin-Off	33,200,053	332	—	—	—	—	(332)	—	—	—
Contribution from Lennar, Spin-Off	—	—	—	—	—	—	5,874,166	—	—	5,874,166
Reversal of pre-spin equity	—	—	—	—	—	—	—	—	(5,158,372)	(5,158,372)
Stock-based compensation	—	—	—	—	—	—	370	—	—	370
Dividends declared, ($1.80 per share)	—	—	—	—	—	—	—	(298,806)	—	(298,806)
Stockholders' Equity at September 30, 2025	154,183,686	$1,542	11,819,811	$118	—	$—	$5,872,876	$(16,220)	$—	$5,858,316

See Notes to the Condensed Consolidated Financial Statements.

Millrose Properties, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from (used in) operating activities
Net income	$378,767	$257,626
Adjustments to reconcile net income to net cash from operating activities
Accretion of original issue discount	(45)	—
Amortization of deferred financing commitment fee	(18)	—
Provision for (benefit from) credit loss expense	(907)	340
Sales, general, and administrative expenses from pre-spin periods	—	24,960
Interest paid-in-kind	(12,605)	(11,889)
Stock-based compensation expense	1,198	370
Amortization of debt issuance and financing costs	7,491	17,880
Changes in assets and liabilities
Other assets	(1,011)	(8,522)
Other liabilities	(23,609)	15,979
Deferred tax liabilities	12,377	15,009
Takedowns of homesites under option contracts, net of builder deposit credits	2,196,771	2,224,076
Net cash flows from operating activities	2,558,409	2,535,829
Cash flows from (used in) investing activities
Option deposits from Lennar, Spin-Off	—	584,848
Acquisition of Rausch land assets, net of builder deposits	—	(858,938)
Investments in homesites under option contracts, net of builder deposits	(3,150,232)	(3,787,431)
Investments in development loans	(29,678)	(338,390)
Paydowns of development loans	319,305	9,539
Acquisition of single-family residential properties	(327,122)	—
Single-family residential property deposits	(10,850)	—
Investments in preferred instruments, net	(170,625)	—
Net cash used in investing activities	(3,369,202)	(4,390,372)
Cash flows from (used in) financing activities
Cash contribution from Lennar, Spin-Off	—	415,152
Payments for Spin-Off deal costs	—	(77,948)
Financing and issuance cost payments for debt obligations	(16,100)	(56,459)
Proceeds from revolving credit facility and delayed draw term loan facility borrowings	2,170,000	2,575,000
Repayments of revolving credit facility and delayed draw term loan facility borrowings	(1,148,125)	(2,575,000)
Proceeds from single-family residential secured credit facility	213,147	—
Proceeds from senior notes	—	2,000,000
Dividends paid to stockholders	(378,522)	(177,624)
Dividend accrual rights paid to stockholders	(118)	—
Payment of seller notes	—	(6,000)
Net cash flows from financing activities	840,282	2,097,121
Net increase in cash	29,489	242,578
Cash at beginning of period	35,046	—
Cash at end of period	$64,535	$242,578
Supplemental disclosures of non-cash investing and financing activities
Non-cash impacts of Millrose Spin-Off
Homesites under option contracts contributed by Lennar, net of option deposits	$—	$4,911,279
Decrease in deferred tax liabilities	—	59,836
Liabilities for transaction deal costs and seller notes	—	(96,948)
Common stock issued, Spin-Off	—	(1,660)
Non-cash increase in additional paid-in capital, Spin-Off	—	(4,872,506)
Reversal of pre-spin equity at Spin-Off	—	5,158,372
Non-cash impacts of Rausch land acquisition
Option deposits	—	(90,264)
Development guarantee holdback liability	—	(100,000)
Increase in deferred tax liabilities	—	(116,660)
Accrued preparation and capital costs for single-family residential properties	5,529	—
Builder deposits for homesites under option contract	(199,446)	(313,879)
Common stock issued upon vesting of RSUs	0	—
Dividend equivalent accrual rights, accrued but not paid	115	—
Dividends declared but not paid	131,177	121,183
Development loan origination fee	130	—
Supplemental disclosure of cash flow information
Cash paid for interest	$143,882	$22,960
Cash paid for income taxes	—	8,500

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

Prior to the Spin-Off, the operations and financial information that represent the business assets that were spun off to Millrose were wholly owned by and under the common control of Lennar and are collectively referred to as the “Predecessor Millrose Business”. After the Spin-Off, Millrose is an independent company that is externally managed and advised by Kennedy Lewis Land and Residential Advisors LLC (“KL” or the “Manager”), pursuant to a management agreement between Millrose and KL entered into on February 7, 2025 (as amended from time to time, the “Management Agreement”).

The Company purchases and develops residential land and sells finished homesites to homebuilders by way of option contracts with predetermined costs and takedown schedules. The Company serves as a solution for homebuilders seeking to expand access to finished homesites while implementing an asset-light strategy. The Company’s option contracts provide for the payment of recurring cash option fees in exchange for granting counterparties the right to purchase land that Millrose owns during the development period at predetermined prices and takedown schedules. As Millrose sells fully developed homesites, capital is recycled into future land acquisitions for homebuilders, providing counterparties with durable access to community growth. To a lesser extent, the Company also provides development loans secured by property intended for residential use and owns a portfolio of single-family residential rental properties.

The Company has elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2025. Millrose is a holding company whose operations are conducted primarily through MPH Parent, LLC (“MPH Parent”), a Delaware limited liability company and a wholly owned operating subsidiary of Millrose, and other subsidiaries, including Millrose Properties Holdings, LLC (“Millrose Holdings”), a Delaware limited liability company and a wholly owned operating subsidiary of MPH Parent, and MRP Liberty, LLC (“MRP Liberty”), a Delaware limited liability company and a wholly owned operating subsidiary of Millrose through which the Company conducts its residential rental activities. Millrose and MPH Parent made a joint election to treat MPH Parent as a taxable REIT subsidiary (“TRS”) of Millrose. Accordingly, MPH Parent is subject to entity-level taxation in connection with its business operations. Similarly, the Company’s other TRSs are taxable business entities.

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

The comparative information for the nine months ended September 30, 2025 includes results of the Predecessor Millrose Business prior to the Spin-Off completed on February 7, 2025. Amounts presented for the Predecessor Millrose Business have been derived from the accounting records of Lennar and prepared under the legal-entity carve-out method, as described in the Company’s Form 10-K for the year ended December 31, 2025. The condensed consolidated financial statements after the Spin-Off include the accounts of Millrose and its subsidiaries, including Millrose Holdings and other subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Subsequent to the issuance of the Company’s Form 10-Q for the third quarter 2025, the Company corrected its previously issued Statements of Cash Flows presentation for the Sale of homesites under option contracts and other related assets. As a result, the Company has revised the prior-year comparative information presented herein to capture the impact to the nine months ended September 30, 2025. The cash flows provided by operating activities have been increased and net cash provided by investing activities have been decreased by $2.3 billion, respectively. Management believes that the amounts are immaterial to its previously issued condensed consolidated financial statements.

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

The Company may acquire single-family residential properties which are accounted for as asset acquisitions. The allocation of the purchase price between land and building components is a critical accounting estimate developed through a purchase price allocation analysis that estimates the relative fair values of the acquired land and building assets. This estimate requires significant judgment in evaluating valuation assumptions and methodologies used to determine such relative fair values. The evaluation of single-family residential properties for impairment also requires judgment in assessing recoverability and, when necessary, estimating future cash flows and fair value.

The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2026. Actual results could differ from those estimates.

Segment Reporting

As of September 30, 2026, the Company operates as a single operating and reportable segment in accordance with ASC 280, Segment Reporting. See Note 17. Segment Reporting for additional information.

Cash

The Company considers all investments with an original maturity of three months or less to be cash and cash equivalents. Cash is recorded at cost, which approximates its fair values due to the short maturity period. As of September 30, 2026, Cash was $64.5 million and consisted of highly liquid deposit accounts. The Company held no restricted cash or cash equivalents as of September 30, 2026.

Homesites Under Option Contracts

The Company enters into option agreements that grant homebuilders the right to direct the planning, use, and development of homesites subject to the option contracts. The Company evaluates its homesite option contracts at inception to determine if they contain a lease as defined under ASC 842. If the counterparty obtains substantially all of the economic benefits from use of the asset and has elements of control of the optioned assets, the Company accounts for homesites under option contracts in accordance with ASC 842. If the purchase options are reasonably certain of being exercised, the Company accounts for option fee contracts as sales-type leases under ASC 842.

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

For the three and nine months ended September 30, 2026, Development loan income was $1.5 million and $12.6 million, respectively.

Development Loan Receivables, net

Development loan receivables, net are accounted for in accordance with ASC 310, Receivables. These amounts include principal amounts due on development loans and the related interest receivable. Development loans are recorded at their amortized cost basis, representing the principal portion and capitalized PIK interest, net of principal payments and the allowance for credit losses.

The Company records an allowance for credit losses in accordance with ASC 326. The Company uses a WARM methodology which applies an annual charge-off rate to the estimated remaining life of development loans, adjusted for expected cash flows. The historical baseline is further adjusted for qualitative factors, including counterparties' consistent payment performance and broader market conditions affecting residential development activity. The Company includes accrued PIK interest in the amortized cost basis of the development loans for purposes of calculating the allowance for credit losses. As of September 30, 2026, the Company recorded an allowance for credit losses of $0.1 million in the condensed consolidated balance sheets as an estimate of potential future losses.

Preferred Instruments, Net

As of September 30, 2026, Preferred instruments, net consisted of the Company's purchase of a preferred instrument issued by Dream Finders Homes, Inc. (“Dream Finders”), as described in Note 6. Preferred Instruments, net. The instrument is accounted for as an equity security in accordance with ASC 321, Investments – Equity Securities. As the preferred instrument does not have a readily determinable fair value, the Company elected the measurement alternative under ASC 321 and measures the investment at cost, less impairment, if any, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer.

The preferred instrument is a perpetual security with no stated maturity date or mandatory redemption feature. Pursuant to the terms and conditions of the certificate of designations, Dream Finders may redeem the preferred instrument beginning on the third anniversary of issuance at specified redemption prices. The Company may also convert the preferred instrument into shares of Dream Finders common stock beginning on the sixth anniversary of issuance, subject to the terms of the certificate of designations. The preferred instrument also includes certain holder redemption and conversion rights upon the occurrence of specified events as defined in the certificate of designations.

Original issue discounts associated with preferred instruments are recorded as a reduction to the carrying value of the instrument and are accreted into Income from preferred instruments in the Company’s condensed consolidated statements of operations over the estimated life of the instrument which is the earliest redemption date to Dream Finders. Commitment fees received in connection with future funding obligations are initially recorded as deferred liabilities within Other liabilities in the Company’s condensed consolidated balance sheets and are recognized into Income from preferred instruments in the Company’s condensed consolidated statements of operations over the life of the instrument which is the earliest redemption date to Dream Finders.

Single-Family Residential Properties, net

Single-family residential properties, net consist of residential properties acquired by the Company for lease as rental properties, including properties that are substantially complete and properties undergoing activities necessary to prepare the properties for rental operations. Single-family residential properties, net are carried at cost, less accumulated depreciation.

The Company accounts for acquisitions of Single-family residential properties, net as asset acquisitions in accordance with ASC 805, Business Combinations. The properties are recorded at their purchase price, including acquisition costs and other directly attributable costs. The purchase price, including capitalized acquisition costs, is allocated to land and buildings based on their relative fair values at the acquisition date. Relative fair values are determined through a purchase price allocation analysis utilizing management's assumptions and, when applicable, third-party valuation specialists.

The Company capitalizes costs directly attributable to the acquisition of residential properties. The Company also capitalizes costs incurred to prepare acquired properties for rental, as well as interest and certain carrying costs incurred during the period prior to the property being substantially complete. When the properties are substantially complete, capitalization of such costs ceases and the costs of operations, including repairs and maintenance, are expensed as incurred. Expenditures that improve or extend the useful life of a property are capitalized.

Single-family residential properties that are not substantially complete are not depreciated. Depreciation commences when properties are substantially complete. Depreciation of single-family residential properties in operation is recognized on a straight-line basis over the estimated useful lives of the related assets. Land is not depreciated.

The Company reviews single-family residential properties for impairment in accordance with ASC 360, Property, Plant and Equipment, whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. If indicators of impairment exist, the Company compares the estimated undiscounted future cash flows expected to be generated by the property to the carrying amount of the property. If the carrying amount of a property is not recoverable, the Company recognizes an impairment charge to the extent the carrying amount exceeds the property’s estimated fair value.

See Note 7. Single-Family Residential Properties, net for additional information.

Builder Deposits

Builder deposits are option deposit payments received from counterparties under the Company’s option contracts. The Company records a liability for these deposits at the time of the counterparties’ deposit payments. When the counterparties exercise their purchase option and acquire the finished homesite, the builder deposits are applied to the total takedown price owed by the counterparty. The liability is reduced as takedown payments are made and when the corresponding homesites under option contracts are derecognized from the condensed consolidated balance sheets. If counterparties do not exercise their purchase options, the deposit is forfeited as per the terms of the option contracts and recorded as income by the Company. For the three and nine months ended September 30, 2026, there were no option agreements that were terminated, forfeited, or expired without exercise. Accordingly, no income related to forfeited deposits was recognized by the Company during such periods.

The following roll forward summarizes the change in builder deposits for the nine months ended September 30, 2026:

Nine months ended September 30,
(in thousands)	2026
Beginning balance at December 31, 2025	$927,004
Builder deposits, additions	199,446
Homesite takedowns, options exercised	(123,241)
Builder deposits at September 30, 2026	$1,003,209

Debt Issuance and Financing Costs

The Company records debt issuance and financing costs in accordance with ASC 835 Interest.

Issuance costs for the DDTL Credit Facility (as defined below), Senior Notes (as defined below), and SFR Secured Credit Facility (as defined below) are recorded as a direct deduction of the carrying value of the debt liability and are classified in the related liability account on the Company’s condensed consolidated balance sheets. These costs are amortized to interest expense on a straight-line basis over the contractual life of the debt as it approximates the effective interest method. As of September 30, 2026, issuance costs recorded as a direct deduction of debt, net of accumulated amortization, were $40.0 million, of which $11.1 million related to the DDTL Credit Facility, $2.6 million related to the SFR Secured Credit Facility, and $26.3 million related to the Senior Notes.

Financing costs for the Revolving Credit Facility (as defined below) are classified as Other assets in the Company’s condensed consolidated balance sheets as the costs represent a future economic benefit which provides the Company access to capital over the contractual term. These costs are amortized to interest expense on a straight-line basis over the term of the Revolving Credit Facility as it approximates the effective interest method. As of September 30, 2026, financing costs recorded as Other assets, net of accumulated amortization, were $5.5 million.

For additional information, see Note 11. Debt.

Development Guarantee Holdback Liability

The Company recorded a holdback liability related to a site improvement guarantee (the “Site Improvement Guarantee Amount”) owed to Rausch Coleman Companies, LLC (“Rausch”) pursuant to terms of the transaction documents for the acquisition of the Rausch land assets by the Company (the “Transaction Documents”). The Site Improvement Guarantee Amount is due within ten business days of the date that is the later of (i) two years following February 10, 2025, and (ii) the date on which development of 50% of certain assets subject to the Transaction Documents (the “Guaranteed Assets”) has been completed. The amount to be paid to Rausch pursuant to the Transaction Documents is the Site Improvement Guarantee

Amount, less the aggregate amount by which actual development costs exceed the budgeted development costs for the Guaranteed Assets or such lesser amounts as may be designated in writing by Rausch. As of September 30, 2026 and December 31, 2025, the holdback liability was $100 million.

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

Except for certain reimbursable expenses, all expenses incurred by Millrose and its subsidiaries in the ordinary course of business are covered under the Management Fee, including the costs of all administrative and operating functions and systems, office space and office equipment, public company expenses, expenses incurred in maintaining the Company’s REIT status, compensation and fees paid to officers, employees, directors, vendors, consultants, advisors, and other outside professionals. All personnel are employed by KL or an affiliate of KL, and their salaries are paid by KL or the relevant affiliate of KL; therefore the Company does not record personnel-related expenses, including salaries, benefits, and share-based compensation for any employees. All cash compensation and fees paid to the Board are also paid by KL and covered by the Management Fee. The Management Fee does not cover certain offering expenses, rating agency fees, fees incurred for services in connection with extraordinary litigation and mergers and acquisitions and other events outside the Company’s ordinary course of business, certain property-level operating expenses for single-family residential properties, and, in certain circumstances, costs associated with the ownership and maintenance of land.

The Management Fee for the three months ended September 30, 2026 and 2025 was $30.3 million and $25.9 million, respectively. The Management Fee for the nine months ended September 30, 2026 and 2025 was $88.3 million and $60.0 million, respectively.

Property Operating and Maintenance Expenses

Certain operating and maintenance costs incurred in connection with the Company's single-family residential properties are capitalized as a component of Single-family residential properties, net until the related properties are available for lease. Thereafter, such costs are generally recognized as incurred and will be recorded as Property Operating and Maintenance Expenses in the Company’s condensed consolidated statements of operations.

See Note 7. Single-Family Residential Properties, net for additional information.

Stock-Based Compensation

On December 17, 2024, the Company’s sole stockholder at the time and its Board adopted the Millrose Properties, Inc. 2024 Omnibus Incentive Plan (the “2024 Incentive Plan”). The 2024 Incentive Plan authorizes the award of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. As of September 30, 2026, there were 44,320 underlying shares of Class A common stock associated with outstanding RSU awards under the 2024 Incentive Plan. As of September 30, 2026, 11,531,269 shares of Class A common stock were available for issuance under the 2024 Incentive Plan.

In accordance with ASC 718 Compensation- Stock Compensation, the Company accounts for stock-based compensation based on the grant date fair value and amortizes the costs on a straight-line basis over the vesting terms as stock-based compensation expense and as additional paid-in capital. See Note 15. Stock-Based Compensation Expense for additional information.

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

Millrose has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with the taxable year ended December 31, 2025. As a REIT, Millrose is generally not subject to U.S. federal income tax on its net income that it distributes to its stockholders. To maintain its qualification as a REIT, Millrose is required under the Code to distribute at least 90% of its REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to its stockholders and meet certain other requirements. If the Company fails to maintain its qualification as a REIT in any taxable year, it will be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Millrose relief under certain statutory provisions. Such an event could have a material adverse effect on its net income and net cash available for distribution to its members.

Millrose has elected for its wholly owned subsidiaries MPH Parent and Millrose Holdings as well as its indirectly wholly owned subsidiary RCH Holdings, Inc. to be treated as TRSs and may form or acquire other direct or indirect wholly owned subsidiaries that may also elect to be taxed as TRSs in the future. TRSs are subject to taxation at regular corporate income tax rates.

See Note 13. Income Taxes for additional information.

Other Income (Expense)

Other income (expense) consists of interest income earned on cash balances, income related to preferred instruments, interest expense on the Company's debt obligations, and other expense items.

Other income (expense) for the three months ended September 30, 2026 and 2025 was $45.6 million net expense and $41.9 million net expense, respectively. Other income (expense) for the three months ended September 30, 2026 consisted of interest expense of $47.1 million related to the Company’s debt obligations and other expenses of $0.5 million, partially offset by income from preferred instruments of $1.0 million and interest income of $1.0 million related to cash balances. Income from preferred instruments consisted of dividend income of $0.9 million, original issue discount accretion of $0.04 million and commitment fee amortization of $0.02 million. Other income (expense) for the three months ended September 30, 2025 consisted of interest expense of $43.7 million for the Company’s debt obligations and, other expenses of $0.6 million, partially offset by interest income of $2.4 million related to cash balances.

Other income (expense) for the nine months ended September 30, 2026 and 2025 was $123.0 million net expense and $52.7 million net expense, respectively. Other income (expense) for the nine months ended September 30, 2026 consisted of interest expense of $126.3 million related to the Company’s debt obligations and other expenses of $1.0 million, partially offset by income from preferred instruments of $1.0 million and interest income of $3.3 million related to cash balances. Income from preferred instruments consisted of dividend income of $0.9 million, original issue discount accretion of $0.04 million and commitment fee amortization of $0.02 million. Other income (expense) for the nine months ended September 30, 2025 consisted of interest expense of $56.6 million for the Company’s debt obligations, and other expenses of $1.5 million, partially offset by interest income of $5.4 million related to cash balances.

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

As of September 30, 2026, the Company did not measure any assets or liabilities at fair value on a recurring or nonrecurring basis.

Other liabilities approximate their fair value due to their short-term nature. The Revolving Credit Facility, DDTL Credit Facility, and SFR Secured Credit Facility bear interest at variable rates that reset periodically; and therefore, approximate fair value.

The estimated fair value of the Company's Senior Notes are classified within Level 1 of the fair value hierarchy because it is based on quoted market prices for identical securities in active markets. The carrying value and estimated fair value of the Senior Notes as of September 30, 2026 were as follows:

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)
Senior Notes	$1,973,706	$1,939,478	$1,969,062	$2,036,430

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

Note 3. Business Transactions

Credit Agreement

On March 25, 2026, the Company amended and restated its credit facility with JPMorgan Chase Bank, N.A. serving as administrative agent for the lenders party thereto. The Credit Agreement (as defined below) includes a new $500 million delayed draw term loan and a $1.335 billion revolving credit facility, on an unsecured basis, replacing the previously secured revolving credit facility. Upon the Effective Date (as defined below), the liens securing the loans under the Company’s prior secured revolving credit facility were released. See Note 11. Debt for further description of the Credit Agreement.

On August 5, 2026, the Company entered into Amendment No. 1 to the Credit Agreement. The Credit Agreement was amended pursuant to Amendment No.1 to, among other things, reduce the rate at which the loans bear interest by 0.25% per annum. See Note 11. Debt for further description of Amendment No. 1 to the Credit Agreement.

On September 21, 2026, the Company and the guarantors entered into the Commitment and Acceptance, by and among the Company, the guarantors, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and Flagstar Bank, N.A., under which the Company exercised the accordion feature under the Credit Agreement to increase the aggregate amount of commitments of the Revolving Credit Facility by $50 million to
$1.385 billion.

Funding for Dream Finders’ Acquisition of Beazer Homes

During the third quarter of 2026, the Company provided acquisition funding of $170.6 million to support Dream Finders’ acquisition of Beazer Homes USA, Inc. (“Beazer Homes”). The funding was provided through the purchase of a preferred instrument issued by Dream Finders.

See Note 6. Preferred Instruments, net and Note 18. Subsequent Events for additional information.

Residential Rental Properties

During the third quarter of 2026, the Company acquired 1,233 single-family residential rental properties from Lennar for approximately $333 million, inclusive of acquisition costs and capitalized property costs, which was financed with borrowings of approximately $213 million under the SFR Secured Credit Facility and cash on hand. The Company has engaged a third-party service provider to support property management, real estate development, and asset management activities for these properties.

See Note 7. Single-Family Residential Properties, net for further description.

Single-Family Residential Secured Credit Facility

On September 30, 2026, certain subsidiaries of the Company entered into a credit agreement (the “SFR Secured Credit Facility”) with Goldman Sachs Bank USA, as administrative agent and initial lender. The SFR Secured Credit Facility provides for a revolving credit facility with commitments in an aggregate amount of up to $235.0 million. Lenders may agree to (a) increase the aggregate commitments up to $1.0 billion, or (b) make advances in excess of the committed amount but not to exceed a total outstanding balance of $1.0 billion. As of September 30, 2026, the Company had $213.1 million of outstanding borrowings under the SFR Secured Credit Facility.

See Note 11. Debt for additional information.

October 2026 Offering of Senior Notes

On September 22, 2026, the Company announced a private offering (the “October 2026 Offering”) of $1.0 billion aggregate principal amount of senior notes in two separate tranches, one consisting of $500.0 million aggregate principal amount of 6.500% senior notes due 2029 (the “2029 Notes”) and the other consisting of $500.0 million aggregate principal amount of 6.750% senior notes due 2031 (the “2031 Notes” and, together with the 2029 Notes, the “2026 Senior Notes”), which closed on October 6, 2026. The Company received the net proceeds from the October 2026 Offering upon the closing of the offering on October 6, 2026.

See Note 18. Subsequent Events for additional information.

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

The Company did not recognize selling profit or loss upon commencement of its option contracts because the carrying amount of the underlying homesites approximated consideration allocated to those assets in accordance with ASC 842. For the three months ended September 30, 2026 and 2025, the Company recognized total Option fee revenues related to these option contracts of $209.5 million and $170.3 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized total Option fee revenues related to these option contracts of $590.2 million and $391.5 million, respectively. The total amount recognized as option fee revenues represents the effective interest component associated with its net investment in sales-type leases. The aggregate homesites under option contract was $9.9 billion as of September 30, 2026 as compared to $8.9 billion as of December 31, 2025.

Because the Company's option contracts are accounted for as sales-type leases, the resulting asset, representing the Company's right to receive future takedown payments and option fees, is considered a contractual right to receive cash. Therefore, the Company evaluates expected credit losses for homesites subject to option contracts in accordance with ASC 326. Expected credit losses are estimated using a WARM methodology, which applies an annual loss rate to the estimated remaining life of the related contract balance and is adjusted for expected cash flows and relevant qualitative factors. Qualitative considerations include the counterparties' consistent payment performance, the absence of delinquencies or defaults since inception, non-refundable option deposits and contractual termination fees, and cross-collateralization features across certain counterparty arrangements. The Company also considers the credit quality of its most significant counterparties. After considering these factors, the Company determined that the risk of loss was immaterial as of September 30, 2026.

The change in Homesites under option contracts from December 31, 2025 through September 30, 2026 is as follows:

Nine months ended September 30,
(in thousands)	2026
Beginning balance at December 31, 2025	$8,872,695
Investments in homesites under option contracts (1)	3,349,678
Takedowns of homesites under option contracts	(2,320,012)
Homesites under option contracts at September 30, 2026	$9,902,361

(1)
Investments include land acquisitions of $1.4 billion and development costs of $1.9 billion during the nine months ended September 30, 2026.

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

Note 5. Development Loan Receivables, net

Development loan receivables as of September 30, 2026 and December 31, 2025 were as follows:

	September 30,	December 31,
(in thousands)	2026	2025
Development loan principal receivables	$52,793	$323,308
Interest receivable paid-in-kind for development loans	319	6,696
Allowance for credit losses	(98)	(1,005)
Development loan receivables, net	$53,014	$328,999

The following table summarizes the activity in the Company's Development loan receivables, net and the associated allowance for credit losses, which represents the Company's valuation account for these financial assets, for the nine months ended September 30, 2026:

Nine months ended September 30,
(in thousands)	2026
Development Loan Receivables (Gross)
Balance at December 31, 2025	$330,004
Investments in development loans	29,808
Paydowns of development loans (1)	(319,305)
Interest income on development loans	12,605
Ending gross balance at September 30, 2026	$53,112
Allowance for Credit Losses
Balance at December 31, 2025	$1,005
Adjustment: Provision for (benefit from) credit loss expense (2)	(907)
Ending allowance for credit losses at September 30, 2026	98
Development loan receivables, net at September 30, 2026	$53,014
(1)
Includes payoff of $284.2 million on April 1, 2026 related to a development loan with an unaffiliated third party.
(2)
Includes $0.9 million reduction to the Company’s allowance for credit losses related to the payoff of a development loan with an unaffiliated third party.

Note 6. Preferred Instruments, net

On September 14, 2026, the Company entered into an agreement with Dream Finders to purchase a preferred instrument in two closings in connection with Dream Finders' acquisition of Beazer Homes. At the initial closing on September 14, 2026, the Company purchased a preferred instrument for $170.6 million, net of a $4.4 million original issue discount. The preferred instrument provides for cumulative dividends at a rate of 12.0% per annum, payable quarterly in arrears.

On October 20, 2026, upon the completion of Dream Finders' acquisition of Beazer Homes, the Company completed the second closing and purchased an additional preferred instrument for $316.9 million, net of original issue discount. See Note 18. Subsequent Events for additional information.

For the three and nine months ended September 30, 2026, the Company recognized approximately $0.045 million of original issue discount accretion related to the preferred instrument, which was recorded within Income from preferred instruments in the condensed consolidated statements of operations.

Preferred instruments, net as of September 30, 2026 and December 31, 2025 were as follows:

	September 30,	December 31,
(in thousands)	2026	2025
Preferred instruments, at stated value (1)	$175,000	$—
Less: Original issue discount, net of accretion (2)	(4,330)	—
Preferred instruments, net	$170,670	$—
(1)
Preferred instruments consist of a preferred instrument issued by Dream Finders.
(2)
Original issue discount, net of accretion includes cumulative accretion of $0.045 million.

The following table summarizes activity in the Company's Preferred instruments, net for the nine months ended September 30, 2026:

Nine months ended September 30,
(in thousands)	2026
Balance at December 31, 2025	$—
Investments in preferred instruments, net of original issue discount	170,625
Original issue discount accretion	45
Preferred instruments, net at September 30, 2026	$170,670

As of September 30, 2026, the Company had not identified any impairment indicators or observable price changes requiring an adjustment to the carrying value of the preferred instrument.

Note 7. Single-Family Residential Properties, net

During the third quarter of 2026, the Company acquired 1,233 single-family residential properties from Lennar. Single-family residential properties, net as of September 30, 2026 and December 31, 2025 were as follows:

	September 30,	December 31,
(in thousands)	2026	2025
Land	$82,245	$—
Buildings and improvements	250,406	—
Single-family residential properties, gross	332,651	—
Less: Accumulated depreciation	—	—
Single-family residential properties, net	$332,651	$—

The following table summarizes activity in the Company's Single-family residential properties, net for the nine months ended September 30, 2026:

Nine months ended September 30,
(in thousands)	2026
Balance at December 31, 2025	$—
Acquisitions of single-family residential properties	318,513
Acquisition related and capitalized costs (1)	14,138
Depreciation expense	—
Single-family residential properties, net at September 30, 2026	$332,651

(1)
Includes acquisition related costs and costs incurred to prepare residential properties for rental operations, as well as capitalized interest and certain carrying costs incurred during the lease-up and stabilization period.

As of September 30, 2026, the Company's single-family residential properties were not yet substantially complete. Accordingly, no depreciation expense was recognized during the three and nine months ended September 30, 2026.

Note 8. Related Party Transactions

The Company is externally managed and advised by KL pursuant to the Management Agreement. KL is considered a related party due to its contractual management relationship with the Company. During the three months and nine months ended September 30, 2026, the Company paid approximately $33.3 million and $91.3 million to KL, respectively. The Management Fee paid to KL for the three months ended September 30, 2026 and 2025 was $30.3 million and $25.9 million, respectively. The Management Fee paid to KL for the nine months ended September 30, 2026 and 2025 was $88.3 million and $60.0 million, respectively.

As disclosed in the Company’s Form 10-K for the year ended December 31, 2025, Lennar ceased being a related party as it no longer held an ownership interest or other rights that provide significant influence over the Company's management or operating policies following the completion of its exchange offer on November 28, 2025.

Note 9. Other Assets

Other assets as of September 30, 2026 and December 31, 2025 were as follows:

	September 30,	December 31,
(in thousands)	2026	2025
Deferred financing costs (1)	$5,516	$6,919
Earnest deposits and prepaid due diligence costs (2)	16,703	5,828
Other assets (3)	10,445	8,620
Other assets	$32,664	$21,367
(1)
Includes deferred financing costs related to the Revolving Credit Facility as of September 30, 2026 and December 31, 2025.
(2)
Includes net earnest deposits of $4.1 million, single-family residential property deposits of $10.8 million, and due diligence costs related to the Rausch land acquisition of $1.8 million as of September 30, 2026 and December 31, 2025.
(3)
Primarily includes prepaid taxes of $8.5 million as of each of September 30, 2026 and December 31, 2025, $1.0 million dividends receivable related to the preferred instrument issued by Dream Finders as of September 30, 2026, and $0.8 million issuance costs related to the 2026 Senior Notes that were issued on October 6, 2026.

Note 10. Other Liabilities

Other liabilities as of September 30, 2026 and December 31, 2025 were as follows:

	September 30,	December 31,
(in thousands)	2026	2025
Dividend payable (1)	$131,178	$124,503
Seller notes payable (2)	13,000	13,000
Accrued interest payable (3)	21,916	47,576
Other accrued liabilities (4)	6,183	367
Deferred financing commitment fee (5)	1,732	—
Other liabilities	$174,009	$185,446
(1)
Dividend payable as of September 30, 2026 relates to the dividend declared by the Company on September 23, 2026 and paid on October 15, 2026. Dividend payable as of December 31, 2025 relates to the dividend declared by the Company on December 22, 2025 and paid on January 15, 2026. See Note 14. Stockholders' Equity.
(2)
Seller note payable as of September 30, 2026 and December 31, 2025 relates to a lender specific to a community acquired from Lennar.
(3)
Includes accrued interest payable related to the Revolving Credit Facility of $6.8 million, Senior Notes of $12.4 million, and DDTL Credit Facility of $2.7 million as of September 30, 2026, and accrued interest payable for Revolving Credit Facility of $1.2 million and Senior Notes of $46.4 million as of December 31, 2025.
(4)
As of September 30, 2026, includes accrued debt issuance costs of $0.1 million, single-family residential property costs of $5.5 million, other deposits of $0.2 million, accrued dividend equivalent rights for holders of unvested RSUs granted under the 2024 Incentive Plan of $0.1 million, accrued development loan origination fees of $0.1 million, and other payables of $0.2 million. As of December 31, 2025, primarily includes accrued debt issuance costs of $0.2 million, other deposits of $0.1 million, and accrued dividend equivalent rights for holders of unvested RSUs granted under the 2024 Incentive Plan of $0.1 million.
(5)
Deferred financing commitment fee represents the unamortized portion of fees recognized in connection with financing support for Dream Finders' acquisition of Beazer Homes. The deferred financing commitment fee is recognized into preferred instrument income and other over the contractual term of the related preferred instrument.

Note 11. Debt

Debt Obligations

The Company’s outstanding debt obligations as of September 30, 2026 consisted of its Senior Notes, borrowings under the Revolving Credit Facility and DDTL Credit Facility, and purchase money mortgages. Debt obligations as of September 30, 2026 and December 31, 2025 were as follows:

	September 30,	December 31,
(in thousands)	2026	2025
Revolving Credit Facility maturing on March 25, 2030	$635,000	$110,000
DDTL Credit Facility maturing on March 25, 2030	496,875	—
6.375% senior notes due 2030	1,250,000	1,250,000
6.250% senior notes due 2032	750,000	750,000
Purchase money mortgages	33,000	33,000
Total debt obligations	$3,164,875	$2,143,000
Debt issuance costs (1)	(37,419)	(30,938)
Debt obligations, net	$3,127,456	$2,112,062

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

Prior to Amendment No. 1 (as defined below), loans under the Credit Agreement bore interest at the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus an applicable margin at the per annum rate of (i) 2.00% if the Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 0.30 to 1.00, (ii) 2.25% if the Leverage Ratio is greater than 0.30 to 1.00 and less than or equal to 0.40 to 1.00, and (iii) 2.50% if the Leverage Ratio is greater than 0.40 to 1.00. At the Company’s option, loans may instead bear interest at the Alternate Base Rate (as defined in the Credit Agreement) plus an applicable margin at the per annum rate of 1.00% lower than the applicable margin for Adjusted Term SOFR Rate loans set forth above, in each case, based upon the Leverage Ratio.

On August 5, 2026, the Company entered into Amendment No. 1 to the Credit Agreement (“Amendment No. 1”). Amendment No. 1 amended the Credit Agreement to, among other things, reduce each of the applicable margins used to determine the interest rate on loans thereunder by 0.25% per annum. Accordingly, effective August 5, 2026, the applicable margin for loans bearing interest at the Adjusted Term SOFR Rate is (i) 1.75% if the Leverage Ratio is less than or equal to 0.30 to 1.00, (ii) 2.00% if the Leverage Ratio is greater than 0.30 to 1.00 and less than or equal to 0.40 to 1.00, and (iii) 2.25% if the Leverage Ratio is greater than 0.40 to 1.00. Loans bearing interest at the Alternate Base Rate remain subject to margins that are 1.00% lower than the applicable margins for Adjusted Term SOFR Rate loans.

On September 21, 2026, the Company and the guarantors entered into the Commitment and Acceptance, by and among the Company, the guarantors, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and Flagstar Bank, N.A., under which the Company exercised the accordion feature under the Credit Agreement to increase the aggregate amount of commitments of the Revolving Credit Facility by $50 million to
$1.385 billion.

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

The Credit Agreement includes affirmative and negative covenants (as further described in the Credit Agreement) and financial covenants, tested quarterly, consisting of a maximum Leverage Ratio, a minimum interest coverage ratio and a minimum tangible net worth. The Credit Agreement also requires the Company to maintain its status as a REIT. The Company was in compliance with all applicable covenants and there were no events of default under the Credit Agreement as of September 30, 2026.

The loans under the Credit Agreement may be accelerated if an event of default occurs. Events of default include (i) customary events of default and (ii) KL ceasing to be the Company’s manager and the Company failing to appoint a replacement manager reasonably acceptable to the required lenders within 90 days.

For the three and nine months ended September 30, 2026, amounts presented for the Revolving Credit Facility reflect borrowings, interest expense, and interest payments under both the Company’s prior secured revolving credit facility from January 1, 2026 through March 24, 2026 and the Revolving Credit Facility from March 25, 2026 through September 30, 2026. As of September 30, 2026, the Company had $635 million of outstanding borrowings under the Revolving Credit Facility. Interest expense under the Revolving Credit Facility for the three months ended September 30, 2026 was $10.7 million, including $9.8 million of interest and $0.9 million of amortized deferred financing fees. Interest expense under the Revolving Credit Facility for the nine months ended September 30, 2026 was $23.2 million, including $20.6 million of interest and $2.6 million of amortized deferred financing fees. Interest payments under the Revolving Credit Facility for the three and nine months ended September 30, 2026 were $10.4 million and $15.0 million, respectively. The outstanding interest payable as of September 30, 2026 was $6.8 million and is included in other liabilities in the Company’s condensed consolidated balance sheets.

As of September 30, 2026, the Company had $496.9 million of outstanding borrowings under the DDTL Credit Facility. Interest expense under the DDTL Credit Facility for the three months ended September 30, 2026 was $3.2 million, including $2.9 million of interest and $0.3 million of amortized deferred financing fees. Interest expense under the DDTL Credit Facility for the nine months ended September 30, 2026 was $3.6 million, including $3.3 million of interest and $0.3 million of amortized deferred financing fees. The outstanding interest payable as of September 30, 2026 was $2.7 million and is included in other liabilities in the Company’s condensed consolidated balance sheets.

Senior Notes

The following senior notes, issued by the Company during the year ended December 31, 2025, were outstanding as of September 30, 2026 (together, the “Senior Notes”):

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

There were no modifications to the Senior Notes during the three and nine months ended September 30, 2026. The Company was in compliance with all applicable covenants and there were no events of default under the indentures governing the Senior Notes.

As of September 30, 2026, the combined carrying amount of the Senior Notes, net of unamortized issuance costs of $26.3 million, was $1.974 billion. Interest expense related to the Senior Notes for the three months ended September 30, 2026 was $33.2 million, including $31.6 million of interest and $1.6 million of amortized issuance costs. Interest expense related to the Senior Notes for the nine months ended September 30, 2026 was $99.5 million, including $94.9 million of interest and $4.6 million of amortized issuance costs. Interest payments related to the Senior Notes for the three months ended September 30, 2026 were $63.3 million. Interest payments related to the Senior Notes for the nine months ended September 30, 2026 were $128.9 million. The outstanding interest payable as of September 30, 2026 was $12.4 million and is included in other liabilities in the Company’s condensed consolidated balance sheets.

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

Principal payments of $4 million are due during the fourth quarter of 2026, and $29 million are due in 2027. The land acquired under the purchase money mortgages is recorded within homesites under option contracts in the Company's condensed consolidated balance sheets. As of September 30, 2026, the outstanding balance under the purchase money mortgages was $33 million.

Single-Family Residential Secured Credit Facility

SFR Secured Credit Facility as of September 30, 2026 and December 31, 2025 was as follows:

	September 30,	December 31,
(in thousands)	2026	2025
SFR Secured Credit Facility maturing on September 29, 2028	$213,147	$—
Debt issuance costs (1)	(2,551)	—
Single-family residential secured credit facility, net	$210,596	$—

On September 30, 2026, certain subsidiaries of the Company entered into a credit agreement (the "SFR Secured Credit Facility") with Goldman Sachs Bank USA, as administrative agent and initial lender. The SFR Secured Credit Facility provides for a limited recourse revolving credit facility with commitments in an aggregate amount of up to $235.0 million. Lenders may agree to (a) increase the aggregate commitments up to $1.0 billion, or (b) make advances in excess of the committed amount but not to exceed a total outstanding balance of $1.0 billion. Borrowings under the SFR Secured Credit Facility are subject to compliance with a borrowing base. The SFR Secured Credit Facility matures on September 29, 2028, subject to a one-year extension option. The SFR Secured Credit Facility is secured by, among other things, a pledge of equity in the subsidiary borrowers, cash derived from eligible financed properties and, upon certain events, mortgages on the financed properties themselves. The SFR Secured Credit Facility also benefits from a limited guaranty provided by the Company.

Borrowings under the SFR Secured Credit Facility bear interest at a rate equal to one-month Term SOFR (as defined in the SFR Secured Credit Facility) plus an applicable margin of 1.20% per annum, subject to a 0.50% floor and adjustments upon certain events. The SFR Secured Credit Facility contains customary affirmative and negative covenants and customary events of default. The Company was in compliance with all applicable covenants and there were no events of default under the SFR Secured Credit Facility as of September 30, 2026.

As of September 30, 2026, the Company had $213.1 million of outstanding borrowings under the SFR Secured Credit Facility. There was no interest expense or interest payments related to the SFR Secured Credit Facility for the three and nine months ended September 30, 2026. Debt issuance costs of $2.6 million associated with the SFR Secured Credit Facility were recorded as a direct deduction to Single-family residential secured credit facility, net in the Company's condensed consolidated balance sheets as of September 30, 2026.

Note 12. Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies, if any, are expensed as incurred. There is no material litigation nor, to management’s knowledge, any material litigation currently threatened against the Company as of September 30, 2026.

As of September 30, 2026, the Company had total future land development commitments of $6.7 billion, of which approximately 73% relate to option contracts with Lennar.

As of September 30, 2026, the Company had a remaining commitment to purchase up to an additional $350.0 million of the Dream Finders’ preferred instrument, subject to the satisfaction of certain closing conditions, including the completion of Dream Finders' acquisition of Beazer Homes. On October 20, 2026, upon completion of Dream Finders' acquisition of Beazer Homes, the Company purchased an additional $316.9 million preferred instrument issued by Dream Finders and satisfied its remaining commitment.

As of September 30, 2026, the Company had entered into agreements with Lennar to acquire 620 additional single-family residential properties for approximately $150.3 million, with an expected net investment of approximately $50.0 million after anticipated asset-level limited recourse financing. In the event that the Company elects not to acquire some or all of the properties, the Company may incur certain payment obligations in connection there-with, including potential loss of deposits.

Note 13. Income Taxes

The provision for income taxes was as follows for the three and nine months ended September 30, 2026 and 2025:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Current
Federal	$(229)	$(7,662)	$—	$—
State	(42)	(1,396)	—	—
Total current income tax expense	(271)	(9,058)	—	—
Deferred
Federal	4,351	12,620	10,446	12,695
State	804	2,300	1,931	2,314
Total deferred income tax expense	5,155	14,920	12,377	15,009
Income tax expense	$4,884	$5,862	$12,377	$15,009

Taxable income generated from certain activities that do not qualify under REIT provisions is earned through the Company's TRSs and is subject to U.S. federal, state, and local income and franchise taxation. The following table reconciles the TRS U.S. federal statutory income tax rate to the TRS effective income tax rate for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three months ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal Statutory Tax Rate	$4,122	21.0%	$4,958	21.0%	$10,446	21.0%	$12,695	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (1)	762	3.9	904	3.8	1,931	3.9	2,314	3.8
Effective Tax Rate	$4,884	24.9%	$5,862	24.8%	$12,377	24.9%	$15,009	24.8%

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

Deferred income taxes represent the net tax effects of temporary differences between the financial statement carrying amounts of certain assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to net deferred tax liabilities were as follows:

	September 30,	December 31,
(in thousands)	2026	2025
Deferred tax assets:
Capitalized interest expense	$141,910	$67,458
Capitalized Management Fee expense	19,016	11,200
Net operating loss carryforward	35,116	30,624
Total deferred tax assets, net of valuation allowance	196,042	109,282
Deferred tax liabilities:
Land basis adjustments, Spin-Off, and acquired Rausch land assets	56,824	56,824
Homesite takedown adjustments	12,421	13,981
Deferred option fee revenue	216,507	115,810
Total deferred tax liabilities	285,752	186,615
Deferred tax liabilities, net	$89,710	$77,333

As of September 30, 2026, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $141.1 million that may be carried forward indefinitely and do not expire.

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on available evidence, it is more likely than not that such assets will not be realized. The Company evaluated its deferred tax assets as of September 30, 2026 and concluded that it is more likely than not that the deferred tax assets will be realized. This assessment considered all available positive and negative evidence, including recent financial performance, actual earnings, future reversals of existing temporary differences, projected future taxable income, and tax planning strategies. As such, a valuation allowance was not recorded against the deferred tax assets, including the NOL, as of September 30, 2026. The Company had no gross unrecognized tax benefits as of September 30, 2026.

There were no income taxes paid by the Company during the three and nine months ended September 30, 2026.

Note 14. Stockholders’ Equity

Authorized Capital Stock

As of September 30, 2026, Millrose had, under its Charter, authorized capital stock of (i) 450,000,000 shares of common stock, par value $0.01 per share, consisting of 275,000,000 shares of Class A common stock and 175,000,000 shares of Class B common stock, and (ii) 50,000,000 shares of preferred stock, par value $0.01 per share.

Common Stock

As of September 30, 2026, Millrose had 166,047,927 shares of common stock outstanding. The Company’s common stock consists of shares of Class A and Class B common stock, each with a par value of $0.01 per share. On April 3, 2026, 44,430 shares of Class A common stock were issued to non-employee directors in connection with the vesting of RSUs under the 2024 Incentive Plan. There were no other issuances, conversions, forfeitures, or repurchases of common stock during the three and nine months ended September 30, 2026.

Preferred Stock

As of September 30, 2026, there were no shares of preferred stock outstanding.

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

On July 15, 2026, the Company paid a dividend of $0.77 to holders of its Class A common stock and Class B common stock of record as of the close of business on July 6, 2026, as declared by the Board on June 23, 2026.

On September 23, 2026 the Company declared a dividend of $0.79 to holders of its Class A common stock and Class B common stock of record as of the close of business October 5, 2026. This dividend was paid on October 15, 2026. For the dividend paid October 15, 2026, the Company recorded a dividend payable of $131.2 million in other liabilities in the Company’s condensed consolidated balance sheets as of September 30, 2026.

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 30, 2026, 88,750 RSUs had been granted pursuant to the 2024 Incentive Plan, of which 44,430 had vested as of September 30, 2026. See Note 15. Stock-Based Compensation Expense for additional information.

Additional Paid In Capital

As of September 30, 2026, the Company had additional paid-in capital of approximately $5.9 billion, which largely reflects the cash and land contributed by Lennar at the Spin-Off. Changes in additional paid-in capital during the three and nine months ended September 30, 2026 primarily related to stock-based compensation expense and dividend equivalent rights on RSUs issued under the 2024 Incentive Plan. Changes during the nine months ended September 30, 2026 also included a reduction related to the issuance of shares upon the vesting of RSUs, which were reclassified to Class A common stock within stockholders' equity.

Note 15. Stock-Based Compensation Expense

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

The Company recognizes Stock-based compensation expense on a straight-line basis over the vesting period. Stock-based compensation expense for the three months ended September 30, 2026 and 2025 was $0.3 million and $0.2 million, respectively. Stock-based compensation expense for the nine months ended September 30, 2026 and 2025 was $1.2 million and $0.4 million, respectively.

The following table summarizes the Company’s nonvested shares activity for the nine months ended September 30, 2026:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested Shares as of January 1, 2026	60,555	29.50
Grants	28,195	26.67
Vested	(44,430)	28.55
Forfeited	—	—
Nonvested Shares at September 30, 2026	44,320	28.66

The fair value of nonvested shares is determined based on the trading price of the Company’s Class A common stock on the grant date. The weighted-average grant date fair value presented in the table above is calculated by weighting the grant date fair value of each award by the number of shares underlying such awards.

On April 3, 2026, 44,430 RSUs granted on April 3, 2025 and December 10, 2025 vested pursuant to the vesting terms outlined above. As of September 30, 2026, unrecognized compensation expense related to unvested RSUs was approximately $0.7 million and is expected to be recognized over a weighted-average period of approximately 0.2 years.

The RSUs granted under the 2024 Incentive Plan include dividend equivalent rights (“DERs”), which entitle the holder to receive, upon vesting of the related RSUs, cash payments equal to dividends declared on the Company’s Class A common stock during the period between the grant date and the vesting date of the RSUs. The Company accrues the associated DER amounts as dividends are declared, with corresponding amounts recorded as additional paid‑in capital. As of September 30, 2026, the Company accrued approximately $0.1 million related to these DERs.

Note 16. Earnings Per Share

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

For periods prior to the Spin-Off on February 7, 2025, the Company elected to use the number of shares of common stock issued at the Spin-Off date as the denominator for both basic and diluted EPS, which is an acceptable method under ASC 260 for entities that complete a spin-off within the financial reporting period. For the nine months ended September 30, 2025, the pre-spin net loss of $25.0 million for the period from January 1, 2025 through February 7, 2025 is added back to net income for purposes of earnings per share.

The following table presents the computation of basic and diluted EPS for the three and nine months ended September 30, 2026 and 2025:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
(Dollars in thousands, except share amounts)
Numerator:
Net income	$130,002	$105,060	$378,767	$257,626
Adjustment for expenses from pre-spin periods	—	—	—	24,960
Numerator for basic and diluted earnings per share	$130,002	$105,060	$378,767	$282,586
Denominator:
Weighted average common shares outstanding - basic (1)	166,047,927	166,003,497	166,032,954	166,003,497
Basic earnings per share	$0.78	$0.63	$2.28	$1.70
Weighted average common shares outstanding - diluted (2)	166,064,538	166,031,797	166,054,887	166,025,174
Diluted earnings per share	$0.78	$0.63	$2.28	$1.70

(1)
Basic weighted average common shares outstanding for the three and nine months ended September 30, 2026 represent the common shares issued at the Spin-Off and the common shares issued in connection with the vesting of RSUs under the 2024 Incentive Plan.
(2)
Diluted weighted shares outstanding for the three and nine months ended September 30, 2026 include the incremental dilutive effect of unvested RSUs, calculated using the treasury stock method in accordance with ASC 260. Unvested RSUs outstanding resulted in an aggregate increase of 16,611 shares and 21,932 shares for the three and nine months ended September 30, 2026, respectively.

Note 17. Segment Reporting

Prior to the Spin-Off, the Predecessor Millrose Business did not operate as a separate reportable segment. Following the Spin-Off, the Company derives revenue primarily from its portfolio of homesites under option contracts.

The Company identifies its operating segments based on the business activities for which discrete financial information is available and regularly reviewed by the Company's Chief Operating Decision Maker (the "CODM") for purposes of evaluating performance and allocating resources.

As of September 30, 2026, the Company's operations were conducted entirely in the United States with properties geographically located across 30 states. The Chief Executive Officer serves as the Company's CODM and evaluates performance and resource allocation on a portfolio basis. Additionally, the Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single operating and reportable segment (the "Reporting Segment") for disclosure purposes in accordance with GAAP.

The CODM evaluates the performance of the Reporting Segment by analyzing the Company's condensed consolidated financial statements. Net income attributable to Millrose, as presented on the Company’s condensed consolidated statements of operations, is the primary metric utilized by the CODM to assess the Reporting Segment’s performance and to allocate resources. The CODM is regularly provided with only the consolidated expenses as noted on the face of the consolidated statements of operations. Total assets, as presented on the Company’s condensed consolidated balance sheets, is used to measure the Reporting Segment’s assets.

The accounting policies of the Reporting Segment are the same as those described in Note 2. Basis of Presentation and Significant Accounting Policies.

Major Customer Concentration

The Company monitors major counterparties to assess potential risks to its financial position. For the three months ended September 30, 2026, Lennar represented $144.9 million, or 69% of total Company revenues. For the nine months ended September 30, 2026, Lennar represented $426.7 million, or 71% of total Company revenues.

Note 18. Subsequent Events

The Company has evaluated subsequent events through the issuance of these financial statements and determined that there have been no events that require adjustment or disclosure in the condensed consolidated financial statements except for the following.

October 2026 Offering of Senior Notes

On October 6, 2026, the Company completed its previously announced private offering of the 2026 Senior Notes. Net proceeds from the offering, together with borrowings under the DDTL Credit Facility, were used for general corporate purposes, including the acquisition of homesites associated with Dream Finders' acquisition of Beazer Homes and the repayment of borrowings outstanding under the Revolving Credit Facility.

Completion of Dream Finders Commitment

On October 20, 2026, Dream Finders completed its previously announced acquisition of Beazer Homes. As a result of the transaction, the Company completed the second purchase of an additional $316.9 million preferred instrument issued by Dream Finders, net of original issue discount, and funded approximately $580 million for the acquisition of homesites subject to option agreements with Dream Finders. Including the $170.6 million preferred instrument purchased during the third quarter of 2026, the Company's aggregate funding provided to Dream Finders was approximately $1.068 billion.

Share Repurchase Program

On October 26, the Board approved a share repurchase program whereby, from time to time, the Company may repurchase up to $250 million of the Company’s Class A common stock.

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

Our Business and Recent Transactions

Millrose is a corporation incorporated under the laws of the State of Maryland on March 19, 2024. Millrose became an independent, publicly traded company on February 7, 2025 following the Spin-Off from Lennar and its Class A common stock is listed on the NYSE under the symbol “MRP”. We purchase and develop residential land and sell finished homesites to homebuilders by way of option contracts with predetermined costs and takedown schedules. We serve as a solution for homebuilders seeking to expand access to finished homesites while implementing an asset-light strategy. As fully developed homesites are sold by Millrose, capital is recycled into future land acquisitions for homebuilders, providing counterparties with durable access to community growth. Our option contracts provide for the payment of recurring option fees paid by our counterparties through the term of the applicable contract. To a lesser extent, we also provide development loans secured by property intended for single-family use to certain third-party counterparties and own a portfolio of single-family residential rental properties.

We are externally managed and advised by KL pursuant to the management agreement entered into on February 7, 2025 between Millrose and KL (as amended from time to time, the “Management Agreement”).

Credit Agreement

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

On August 5, 2026, the Company entered into Amendment No. 1 to the Credit Agreement. The Credit Agreement was amended pursuant to Amendment No.1 to, among other things, reduce the rate at which the loans bear interest by 0.25% per annum. See Note 11. Debt for further description of Amendment No. 1 to the Credit Agreement.

On September 21, 2026, the Company and the guarantors entered into the Commitment and Acceptance, by and among the Company, the guarantors, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and Flagstar Bank, N.A., under which the Company exercised the accordion feature under the Credit Agreement to increase the aggregate amount of commitments of the Revolving Credit Facility by $50 million to $1.385 billion.

Funding for Dream Finders’ Acquisition of Beazer Homes

During the third quarter of 2026, the Company provided acquisition funding of $170.6 million to support Dream Finders’ acquisition of Beazer Homes USA, Inc. (“Beazer Homes”). The funding was provided through the purchase of a preferred instrument issued by Dream Finders. Subsequent to the third quarter of 2026, upon the completion of Dream Finders' acquisition of Beazer Homes, the Company provided an additional $896.9 million funding through the purchase of a preferred instrument issued by Dream Finders for $316.9 million, net of original issue discount, and through the acquisition of homesites subject to option agreements with Dream Finders for $580.0 million. Total funding provided by the Company to Dream Finders was approximately $1.068 billion.

See Note 6. Preferred Instruments, net and Note 18. Subsequent Events, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements of this Form 10-Q for additional information.

JPI Multifamily Housing Development

On July 30, 2026, the Company announced the closing of the first acquisition in a new land banking facility established by JPI, a premier developer of multifamily communities and subsidiary of Sumitomo Forestry Co., Ltd., and Kennedy Lewis Investment Management, to fund Class A multifamily land acquisition and development across JPI’s target markets. The land banking facility represents the Company’s first multifamily land banking partnership, under which it will acquire and fund development of homesites and execute option agreements with JPI during the development period.

Residential Rental Properties

During the third quarter of 2026, the Company acquired 1,233 single-family residential properties from Lennar for approximately $333 million, inclusive of acquisition costs and capitalized property costs, which was financed with borrowings of approximately $213 million under our SFR Secured Credit Facility and cash on hand. The Company has engaged a third-party service provider to support property management, real estate development, and asset management activities for these properties.

The Company has entered into agreements with Lennar to acquire 620 additional single-family residential properties for an aggregate purchase price of approximately $150.3 million, with an expected net investment of approximately $50 million after anticipated asset-level limited recourse financing. In the event that the Company elects not to acquire some or all of the properties, the Company may incur certain payment obligations in connection there-with, including potential loss of deposits.

See Note 7. Single-Family Residential Properties, net to our condensed consolidated financial statements included in “Part I, Item 1. Financial Statements” of this Form 10-Q for further description.

Single-Family Residential Secured Credit Facility

On September 30, 2026, certain subsidiaries of the Company entered into the SFR Secured Credit Facility. The SFR Secured Credit Facility provides for a revolving credit facility with commitments in an aggregate amount of up to $235.0 million. Lenders may agree to (a) increase the aggregate commitments up to $1.0 billion, or (b) make advances in excess of the committed amount but not to exceed a total outstanding balance of $1.0 billion. As of September 30, 2026, the Company had $213.1 million of outstanding borrowings under the SFR Secured Credit Facility.

See below for additional information regarding the SFR Secured Credit Facility.

October 2026 Offering of Senior Notes

On September 22, 2026, the Company announced a private offering (the “October 2026 Offering”) of $1.0 billion aggregate principal amount of senior notes in two separate tranches, one consisting of $500.0 million aggregate principal amount of 6.500% senior notes due 2029 (the “2029 Notes”) and the other consisting of $500.0 million aggregate principal amount of 6.750% senior notes due 2031 (the “2031 Notes” and, together with the 2029 Notes, the “2026 Senior Notes”), which closed on October 6, 2026. Net proceeds from the offering, together with borrowings under the DDTL Credit Facility (as defined below), were used for general corporate purposes, including the acquisition of homesites associated with Dream Finders’ acquisition of Beazer Homes, and to repay borrowings outstanding under the Revolving Credit Facility. The Company received the net proceeds from the October 2026 Offering upon the closing of the offering on October 6, 2026.

See below for additional information regarding the October 2026 Offering.

Invested Capital Activity as of September 30, 2026

Invested Capital is a non-GAAP financial measure that represents the balance on which monthly cash option fees are paid by counterparties. Invested Capital includes certain components of our condensed consolidated financial statements related to (i) homesites under option contracts, (ii) development loans receivable, (iii) preferred instruments, and (iv) liabilities. The most directly comparable GAAP financial measure is homesites under option contracts as presented in the Company’s condensed consolidated balance sheets. Management uses Invested Capital as a measure of the capital deployed and believes that the figure is useful to investors because it serves as the basis for generating option fees and other related income. This non-GAAP measure is presented solely to permit investors to understand how our management assesses underlying performance and is not, and should not be viewed as, a substitute for GAAP measures, and should be viewed in conjunction with our GAAP financial measures.

The table below reconciles GAAP reported homesites under option contracts to Invested Capital as of September 30, 2026 and summarizes Invested Capital activity for the three months ended September 30, 2026:

	Three Months Ended September 30, 2026
(in thousands)	Master Program Agreement	Other Agreements	Total
Invested Capital Reconciliation of GAAP to Non-GAAP
GAAP reported homesites under option contracts as of September 30, 2026	$6,314,994	$3,587,367	$9,902,361
Add: Development loan receivables (gross)	—	53,112	53,112
Add: Preferred instruments (gross)	—	175,000	175,000
Remove: Interest receivable on development loans	—	(319)	(319)
Remove: Due from counterparties (1)	(34,265)	(36,012)	(70,277)
Remove: Net deferred tax assets and deferred tax liabilities from homesite inventories	(56,824)	—	(56,824)
Remove: Earnest deposits from homesites under option contracts	7,560	—	7,560
Remove: Homesites under option contracts acquired through purchase money mortgages	(33,000)	—	(33,000)
Add: Development holdback liability	(100,000)	—	(100,000)
Add: Builder deposit liabilities	(224,236)	(407,977)	(632,213)
Total Invested Capital as of September 30, 2026	$5,874,229	$3,371,171	$9,245,400
Invested Capital
Invested Capital as of June 30, 2026 (2)	$5,949,365	$2,849,634	$8,798,999
Takedown Proceeds (3)	(620,867)	(192,814)	(813,681)
Land Acquisition and Development Funding (4)	545,731	714,351	1,260,082
Invested Capital as of September 30, 2026	$5,874,229	$3,371,171	$9,245,400
(in millions)
Weighted Average Yield as of September 30, 2026 (5)	8.5%	10.8%	9.3%
Implied Quarterly Income Run Rate as of September 30, 2026 (6)	$128	93	$221
Weighted Average Remaining Life as of September 30, 2026 (7)	3.8 years	2.4 years	3.3 years
Weighted Average Maturity as of September 30, 2026 (8)	62 months	35 months	53 months
(1)
Includes option fees received from counterparties in the subsequent month.
(2)
Includes (a) homesite under option contracts contributed by Lennar at Spin-Off and acquired from Rausch, less option earning deposits and other holdbacks, and (b) takedown, land acquisition and development funding activity through June 30, 2026.
(3)
Reduction in investment balance for the three months ended September, 2026 from (a) homesite takedowns pursuant to option agreements, net of deposit credits adjusted for non-option earning deposits, and (b) repayment of development loans.
(4)
Includes acquisitions of homesites under option contracts, net of option earnings deposits, preferred instruments and development loan funding for the three months ended September 30, 2026.
(5)
Based on average option rate and/or loan interest rate weighted by investment balance, assumes SOFR rate as of June 26, 2026.
(6)
Calculated by multiplying Invested Capital balance at end of period by weighted average yield as of September 30, 2026, adjusted for the number of days in the third quarter 2026.
(7)
Calculated by taking weighted average life per each community weighted by investment balance.
(8)
Calculated by taking months until the final scheduled homesite sale per each community weighted by investment balance.

During the three months ended September 30, 2026, we funded $545.7 million for land acquisition and development and received $620.9 million in net takedown proceeds under the Master Program Agreement at a weighted average yield of 8.5%. We funded $714.4 million for land acquisition and development and received $192.8 million in net takedown proceeds for Other Agreements during this period at a weighted average yield of 10.8%. On a total portfolio basis, the weighted average yield was 9.3% as of September 30, 2026.

Properties as of September 30, 2026

As of September 30, 2026, homesite assets consisted of 834 properties (also known as communities) in 30 states across the United States, totaling approximately 156,729 homesites, with an approximate aggregate value of $9.9 billion of homesites under option contracts. Of the homesites owned as of September 30, 2026, we expect the total takedown prices of all homesites to be approximately $16.5 billion, and the total estimated development costs of homesites to be approximately $6.7 billion.

Approximately 53% of the property assets are concentrated in three states (California, Florida, Texas) and approximately 44% are located in two strong housing market states: Florida and Texas (where we believe the market has healthy underlying demographic and/or economic trends primarily driven by generally steadily growing population).

The below table shows the location, number of properties, number of underlying homesites and expected total takedown prices of our properties as of September 30, 2026:

State Location	Number of Properties (1)	Number of Underlying Homesites (2)	Total Takedown Prices
Alabama	37	4,311	$280,529,872
Arizona	32	4,034	496,153,687
Arkansas	36	4,632	303,550,345
California	60	12,735	3,378,570,212
Colorado	20	5,483	682,268,862
Delaware	8	1,483	178,929,004
Florida (3)	115	23,480	2,075,476,914
Georgia	60	5,718	581,054,000
Idaho	6	388	58,327,227
Illinois	8	803	77,838,611
Indiana	6	1,201	126,571,920
Kansas	6	733	63,525,448
Maryland	7	4,672	585,550,593
Minnesota	27	1,795	144,444,571
Missouri	4	670	42,761,071
Nevada	11	1,284	233,200,573
New York	1	383	80,726,681
New Jersey	2	256	43,211,267
North Carolina	40	5,987	851,753,146
Oklahoma	59	10,620	634,170,630
Oregon	6	424	47,747,759
Pennsylvania	1	322	51,258,079
South Carolina	41	9,715	964,274,954
Tennessee	33	3,065	443,272,555
Texas	173	46,113	3,113,365,957
Utah	2	1,104	136,004,322
Virginia	15	2,904	451,037,237
Washington	10	1,215	243,402,825
Wisconsin	2	30	1,190,536
West Virginia	6	1,169	107,505,657
Total	834	156,729	$16,477,674,514

(1)
Communities owned as of September 30, 2026 including communities associated with future purchases; and excluding homesites associated with investments in development loans.
(2)
Or prospective homesites if fully entitled, as applicable.
(3)
Excludes properties, homesites, and takedown prices for investments associated with development loans.

The below table is a summary of our pools of properties included in our property assets as of September 30, 2026 (dollar amounts are presented in billions):

Total
Number of Homesites (1)	156,729
Lennar	122,213
Other Agreements	34,516

Invested Capital ($ in billions) (2)	9.2
Lennar	5.8
Other Agreements	3.4

Number of Counterparties	22
Number of Pools	76
Portfolio Pooled % (3)	93%
Quarterly Homesites Delivered	7,985
Number of Terminated Properties	—

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

As of September 30, 2026, we had 156,729 homesites with 22 counterparties, which were included in 76 separate pools, in accordance with the applicable Multiparty Cross Agreements. As of September 30, 2026, 93% of our invested capital balance was pooled under pooling arrangements, of which 100% was pooled under the Master Program Agreement.

Components of Results of Operations

The following is a summary of the key components of our operations for the three and nine months ended September 30, 2026:

Revenues

Our primary source of revenue is income generated from holding land under option contracts. The Company accounts for these contracts under ASC 842 Leases because the Company transfers elements of control of the homesites to the counterparties during the option contract period. The Company owns title to and holds land during the development period and grants our counterparties under these contracts exclusive options to purchase land at predetermined prices and takedown schedules. In return the Company earns income on our homesites under option contracts through recurring option fees paid by our counterparties through the term of the applicable option contract. We also derive development loan income from interest earned on the outstanding loan balance of development loans secured by residential property. We expect to generate rental revenue from residential lease agreements associated with single-family residential properties.

Costs

Operating Expenses: Our operating expenses after the Spin-Off include Management Fees (as defined below) paid to KL for management and advisory services. The management fee is calculated as 1.25% of Tangible Assets (as defined in the Management Agreement) per annum (the “Management Fee”). All personnel are employed by the Manager or an affiliate of the Manager, and their salaries are paid by the Manager or its affiliate, as applicable; therefore, we do not record personnel-related expenses, including salaries, benefits, and share-based compensation for any employees. All cash compensation paid to our Board of Directors (the “Board”) and certain general and administrative expenses are covered by the Management Fee. The Management Fee does not cover certain offering expenses, rating agency fees, fees incurred for services in connection with extraordinary litigation and mergers and acquisitions and other events outside the Company’s ordinary course of business, certain property-level operating expenses for single-family residential properties, and, in certain circumstances, costs associated with the ownership and maintenance of land. Any such expenses that are not covered by the Management Fee are paid for by Millrose and are recorded as general and administrative expenses or other expenses, as appropriate under GAAP. Certain of our option agreements provide (and new option agreements in the future may provide) for reimbursement by the counterparties of our transaction and/or asset management expenses, including third-party legal, diligence and servicing costs, and may include certain amounts paid by such counterparties directly to affiliates of the Manager in connection with related services provided to by such affiliates to the applicable counterparties.

Certain operating and maintenance costs incurred in connection with the Company's single-family residential properties are capitalized as a component of Single-family residential properties, net until the properties are substantially complete. Thereafter, such costs are generally recognized as operating expenses. Our operating expenses also will include depreciation expense related to single-family residential properties. Single-family residential properties that are not substantially complete are not depreciated. Once properties are substantially complete, capitalization of costs associated with preparing the property for rental operations ceases, and depreciation commences. As of September 30, 2026, the Company's single-family residential properties were not yet substantially complete. Accordingly, no depreciation expense was recognized during the three and nine months ended September 30, 2026.

Our operating expenses include stock-based compensation for restricted stock units (“RSUs”) granted to each member of the Board through the quarter ended September 30, 2026. The Company records the RSU award costs on a straight-line basis over the RSU vesting period as stock-based compensation in operating expenses. The Company also records a provision for (benefit from) credit losses in accordance with ASC 326 Financial Instruments – Credit Losses.

For the three and nine months ended September 30, 2025, our operating expenses included an allocation of salaries, general, and administrative expenses for the Predecessor Millrose Business prior to the Spin-Off for the period of January 1, 2025 through February 7, 2025. These expenses have been allocated from Lennar based on a reasonable proportional cost allocation method primarily based directly on headcount, usage, or other allocation methods depending on the nature of the services. The allocation was calculated as (i) the average daily expense allocated and recorded for the twelve months ended December 31, 2024, applied to (ii) days in the first quarter 2025 prior to the Spin-Off. Sales, general, and administrative expenses from pre-spin period were $25.0 million for the period of January 1, 2025 through February 7, 2025.

Other Income (Expense)

We record interest income earned on our cash balances held with financial institutions as other income as it is not part of the primary activities of the business. Other expenses also include (i) interest expense related to our debt obligations, and (ii) other expenses which may include rating agency fees, legal fees, audit fees, and bank fees. We also derive income from the preferred instrument purchased from Dream Finders. Income from preferred instruments consists of dividend income, original issue discount accretion and amortized commitment fee income related to the preferred instrument.

Results of Operations

The following discussion describes the results of operations for the three and nine months ended September 30, 2026 versus the three and nine months ended September 30, 2025. The financial data for the nine months ended September 30, 2025 includes the combined results of operations for the Predecessor Millrose Business prior to the Spin-Off. We have a single operating and reportable segment in accordance with GAAP and our operations are conducted in the United States.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Revenues:
Option fee revenues	$209,480	$170,326	$590,180	$391,491
Development loan income	1,524	8,934	12,605	19,469
Total revenues	211,004	179,260	602,785	410,960
Operating expenses:
Management Fee expense	30,264	25,895	88,325	59,959
Stock-based compensation expense	289	189	1,198	370
Provision for (benefit from) credit loss expense	—	340	(907)	340
Sales, general, and administrative expenses from pre-spin periods	—	—	—	24,960
Total operating expenses	30,553	26,424	88,616	85,629
Income from operations	180,451	152,836	514,169	325,331
Other income (expense):
Interest income	1,045	2,450	3,282	5,356
Income from preferred instruments	996	—	996	—
Interest expense	(47,093)	(43,748)	(126,319)	(56,569)
Other expenses	(513)	(616)	(984)	(1,483)
Total other income (expense)	(45,565)	(41,914)	(123,025)	(52,696)
Net income before income taxes	134,886	110,922	391,144	272,635
Income tax expense	4,884	5,862	12,377	15,009
Net income	$130,002	$105,060	$378,767	$257,626
Adjustment for expenses from pre-spin periods	—	—	—	24,960
Net income attributable to Millrose Properties, Inc. common stockholders	$130,002	$105,060	$378,767	$282,586

Three Months Ended September 30, 2026 Versus Three Months Ended September 30, 2025

Overview of Net Income

Net income was $130.0 million for the three months ended September 30, 2026, compared to $105.1 million for the three months ended September 30, 2025. The increase in net income was primarily driven by (i) higher option fee revenues, (ii) a lower provision for credit losses, (iii) lower income tax expense, and (iv) income from preferred instruments. These increases were partially offset by (i) lower development loan income resulting from the payoff of the development loan with an unaffiliated party during the second quarter of 2026, (ii) lower interest income, (iii) higher management fee expense, and (iv) higher interest expense related to the Company's debt obligations.

Option Fee Revenues

Option fee revenues were $209.5 million for the three months ended September 30, 2026, compared to $170.3 million for the three months ended September 30, 2025, reflecting continued growth in our business as a result of geographic expansion and counterparty diversification.

Development Loan Income

Development loan income was $1.5 million for the three months ended September 30, 2026, compared to $8.9 million for the three months ended September 30, 2025. The decrease was primarily due to the payoff of a $284 million development loan with an unaffiliated party on April 1, 2026, resulting in lower interest income during the current-year period.

Management Fee Expense

Management Fee expense was $30.3 million for the three months ended September 30, 2026, compared to $25.9 million for the three months ended September 30, 2025. The increase was due to a higher Tangible Asset base resulting from growth in homesites subject to option contracts during the current-year period compared to the prior-year period.

Stock-based Compensation Expense

Stock-based compensation expense related to RSUs granted to the Board was $0.3 million for the three months ended September 30, 2026, compared to $0.2 million for the three months ended September 30, 2025. The increase was primarily attributable to compensation expense recognized on RSUs granted on December 10, 2025 and May 13, 2026, compared to the prior-year period, which reflected compensation expense related to RSUs granted on April 3, 2025.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2026 and 2025 was $45.6 million net expense and $41.9 million net expense, respectively. Other income (expense) for the three months ended September 30, 2026 consisted of interest expense of $47.1 million related to the Company’s debt obligations and other expenses of $0.5 million, partially offset by income from preferred instruments of $1.0 million and interest income of $1.0 million related to cash balances. Income from preferred instruments consisted of dividend income of $0.9 million, original issue discount accretion of $0.04 million and commitment fee amortization of $0.02 million. Other income (expense) for the three months ended September 30, 2025 consisted of interest expense of $43.7 million for the Company’s debt obligations and, other expenses of $0.6 million, partially offset by interest income of $2.4 million related to cash balances. No income from preferred instruments was recognized during the three months ended September 30, 2025.

Other income (expense) consists of interest income earned on cash balances, income related to preferred instruments, interest expense on the Company's debt obligations, and other expense items.

Income Tax Expense

The provision for income taxes for the three months ended September 30, 2026 was $4.9 million, compared to $5.9 million for the three months ended September 30, 2025. Income tax expense decreased compared to the prior-year period primarily due to changes in the allocation of taxable income among our TRSs resulting from updated market-based assumptions of certain intercompany financing arrangements. The tax provision for the three months ended September 30, 2026, as determined and calculated from the activities in our TRSs, resulted in an overall effective tax rate of 24.9%, compared to 24.8% for the three months ended September 30, 2025. See Note 13. Income Taxes in the condensed consolidated financial statements for more information.

Nine Months Ended September 30, 2026 Versus Nine Months Ended September 30, 2025

Overview of Net Income

Our net income was $378.8 million for the nine months ended September 30, 2026, compared to $257.6 million for the nine months ended September 30, 2025. Net income for the nine months ended September 30, 2025 included post Spin-Off income of $282.6 million, partially offset by pre-spin net loss of $25.0 million related to sales, general, and administrative expenses attributable to the Predecessor Millrose Business.

The increase in net income was primarily driven by (i) higher option fee revenues, (ii) a reduction in the allowance for credit losses related to the payoff of a development loan with an unaffiliated third party, (iii) lower income tax expense, and (iv) the absence of pre-Spin-Off sales, general and administrative expenses recognized during the prior-year period. These increases were partially offset by (i) lower development loan income resulting from the payoff of a development loan with an unaffiliated third party, (ii) higher management fee expense, and (iii) higher interest expense related to the Company's debt obligations.

Option Fee Revenues

Option fee revenues were $590.2 million for the nine months ended September 30, 2026, compared to $391.5 million for the nine months ended September 30, 2025. The increase was primarily attributable to (i) a full nine months of post-Spin-Off operations in the current-year period compared to a partial post-Spin-Off period in the prior-year period and (ii) continued growth in the Company's business through geographic expansion and counterparty diversification. Prior to the Spin-Off, the Predecessor Millrose Business did not generate option fee revenues because its homesite inventory was not subject to purchase option contracts with homebuilders. The principal operating activities related to finished homesites were conducted by the Predecessor Millrose Business's parent company, which sold such homesites to Lennar counterparties.

Development Loan Income

Development loan income was $12.6 million for the nine months ended September 30, 2026, compared to $19.5 million for the nine months ended September 30, 2025. The decrease was primarily due to the payoff of a $284 million development loan with an unaffiliated party on April 1, 2026, which resulted in lower interest income earned under the development loan agreement during the current-year period.

Management Fee Expense

Management Fee expense was $88.3 million for the nine months ended September 30, 2026, compared to $59.9 million for the nine months ended September 30, 2025. The increase was primarily attributable to (i) a full nine months of the Management Agreement being in effect during the current-year period compared to a partial post-Spin-Off period in the prior-year period and (ii) growth in Tangible Assets resulting from a higher number of homesites subject to option contracts.

Stock-based Compensation Expense

Stock-based compensation expense related to RSUs granted to Board members was $1.2 million for the nine months ended September 30, 2026, compared to $0.4 million for the nine months ended September 30, 2025. The increase was primarily attributable to compensation expense recognized on additional RSU awards granted on December 10, 2025 and May 13, 2026.

Sales, general and administrative expenses of the Predecessor Millrose Business included $8.9 million of stock-based compensation expense for the nine months ended September 30, 2025. Such amounts were allocated to the Predecessor Millrose Business on a specific identification basis or using a proportional cost allocation methodology, as applicable, as disclosed in the Form 10-K.

Sales, General and Administrative Expenses from Pre-Spin Periods

Sales, general and administrative expenses from pre-spin periods were $25.0 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2025, the expenses were allocated by Lennar for the period from January 1, 2025 to the Spin-Off. There were no sales, general and administrative expenses recorded after the Spin-Off.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2026 and 2025 was $123.0 million net expense and $52.7 million net expense, respectively. Other income (expense) for the nine months ended September 30, 2026 consisted of interest expense of $126.3 million related to the Company’s debt obligations and other expenses of $1.0 million, partially offset by income from preferred instruments of $1.0 million and interest income of $3.3 million related to cash balances. Income from preferred instruments consisted of dividend income of $0.9 million, original issue discount accretion of $0.04 million and commitment fee amortization of $0.02 million. Other income (expense) for the nine months ended September 30, 2025 consisted of interest expense of $56.6 million for the Company’s debt obligations, and other expenses of $1.5 million, partially offset by interest income of $5.4 million related to cash balances. No income from preferred instruments was recognized during the nine months ended September 30, 2025.

Income Tax Expense

The provision for income taxes for the nine months ended September 30, 2026 was $12.4 million, compared to $15.0 million for the nine months ended September 30, 2025. Income tax expense decreased compared to the prior-year period primarily due to changes in the allocation of taxable income among our TRSs resulting from updated market-based assumptions of certain intercompany financing arrangements. The tax provision for the nine months ended September 30, 2026, as determined and calculated from the activities in our TRSs, resulted in an overall effective tax rate of 24.9%, compared to 24.8% for the nine months ended September 30, 2025. See Note 13. Income Taxes in the condensed consolidated financial statements for more information.

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

We calculate AFFO by starting with Nareit’s definition of funds from operations (“FFO”), which is the net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate depreciation, as applicable. During this period, there were no applicable adjustments to net income of the Company to calculate FFO. We then calculate AFFO by adjusting net income to eliminate the impact of non-recurring items that are not reflective of operations and certain non-cash items that reduce or increase net income (loss) in accordance with GAAP. As shown in the tables below, certain non-recurring and non-cash transactions added back for the three and nine months ended September 30, 2026 and 2025 include non-cash components of compensation expense, amortization of financing and issuance costs for our Credit Agreement (including issuance costs incurred under the Company’s prior revolving credit facility before March 25, 2026) and Senior Notes, provision for (benefit from) credit loss expense, and non-recurring rating agency expenses related to the Spin-Off.

Other REITs may not define AFFO in the same manner as we do and therefore our calculation of AFFO may not be comparable to such other REITs. You should also not consider AFFO to be an alternative to net income or as a reliable measure of our operating performance.

The table below is a reconciliation of GAAP net income to AFFO and GAAP earnings per share to AFFO earnings per share for the three months ended September 30, 2026 and 2025:

	Three Months Ended
(in thousands, except share amounts)	September 30, 2026	September 30, 2025
Net income attributable to Millrose Properties, Inc. common stockholders	$130,002	$105,060
Adjustments:
Add: Amortization of deferred financing and issuance costs (1)	2,781	16,359
Add: Stock-based compensation expense (2)	289	189
Add: Provision for (benefit from) credit loss expense (3)	—	340
Add: Rating agency expenses (4)	447	550
Total adjustments	3,517	17,438
AFFO attributable to Millrose Properties, Inc. common stockholders	$133,519	$122,498
AFFO basic earnings per share of Class A and Class B common stock	$0.80	$0.74
AFFO diluted earnings per share of Class A and Class B common stock	$0.80	$0.74

Reconciliation of GAAP earnings per share to AFFO per share
GAAP reported basic and diluted earnings per share of Class A and Class B common stock	$0.78	$0.63
Adjustments:
Add: Amortization of deferred financing and issuance costs (1)	0.02	0.10
Add: Stock-based compensation (2)	0.00	0.00
Add: Provision for (benefit from) credit loss expense (3)	-	0.00
Add: Rating agency expenses (4)	0.00	0.01
AFFO basic and diluted earnings per share of Class A and Class B common stock	$0.80	$0.74
Basic weighted average common shares outstanding of Class A and Class B common stock	166,047,927	166,003,497
Diluted weighted average common shares outstanding of Class A and Class B common stock	166,064,538	166,031,797

(1)
Reflected in interest expense in the consolidated statements of operations. See Note 11. Debt in the condensed consolidated financial statements included elsewhere in this Form 10-Q.
(2)
RSUs granted to each member of the Board under the Millrose Properties, Inc. 2024 Omnibus Incentive Plan. See Note 15. Stock-Based Compensation Expense in the condensed consolidated financial statements included elsewhere in this Form 10-Q.
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

The table below is a reconciliation of GAAP net income to AFFO and GAAP earnings per share to AFFO earnings per share for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
(in thousands, except share amounts)	September 30, 2026	September 30, 2025
Net income attributable to Millrose Properties, Inc. common stockholders	$378,767	$282,586
Adjustments:
Add: Amortization of deferred financing and issuance costs (1)	7,491	17,879
Add: Stock-based compensation expense (2)	1,198	370
Add: Provision for (benefit from) credit loss expense (3)	(907)	340
Add: Rating agency expenses (4)	447	1,117
Total adjustments	8,229	19,706
AFFO attributable to Millrose Properties, Inc. common stockholders	$386,996	$302,292
AFFO basic earnings per share of Class A and Class B common stock	$2.33	$1.82
AFFO diluted earnings per share of Class A and Class B common stock	$2.33	$1.82

Reconciliation of GAAP earnings per share to AFFO per share
GAAP reported basic and diluted earnings per share of Class A and Class B common stock	$2.28	$1.70
Adjustments:
Add: Amortization of deferred financing and issuance costs (1)	0.05	0.11
Add: Stock-based compensation (2)	0.01	0.00
Add: Provision for (benefit from) credit loss expense (3)	(0.01)	0.00
Add: Rating agency expenses (4)	0.00	0.01
AFFO basic and diluted earnings per share of Class A and Class B common stock	$2.33	$1.82
Basic weighted average common shares outstanding of Class A and Class B common stock	166,032,954	166,003,497
Diluted weighted average common shares outstanding of Class A and Class B common stock	166,054,887	166,025,174

(1)
Reflected in interest expense in the consolidated statements of operations. See Note 11. Debt in the condensed consolidated financial statements included elsewhere in this Form 10-Q.
(2)
RSUs granted to each member of the Board under the Millrose Properties, Inc. 2024 Omnibus Incentive Plan. See Note 15. Stock-Based Compensation Expense in the condensed consolidated financial statements included elsewhere in this Form 10-Q.
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

As of September 30, 2026, we had $64.5 million cash on hand and approximately $750 million capacity under our Revolving Credit Facility, $3.1 million capacity under our DDTL Credit Facility and $21.9 million capacity under our SFR Secured Credit Facility. Our primary sources of liquidity are cash flows from operations and debt financing under our Revolving Credit Facility of $1.385 billion, our DDTL Credit Facility of $500 million, our Senior Notes of $2.0 billion, and our SFR Secured Credit Facility of $235 million . As discussed under "Our Business and Recent Transactions" and Note 11. Debt to our condensed consolidated financial statements included in "Part I, Item 1. Financial Statements" of this Form 10-Q, on October 6, 2026, we completed the issuance of an additional $1.0 billion aggregate principal amount of senior notes, which further enhanced our liquidity and capital resources.

On October 26, 2026, our Board approved a share repurchase program whereby, from time to time, the Company may repurchase up to $250 million of the Company’s Class A common stock.

We believe that our existing cash on hand, cash generated from operations and available capacity under the Revolving Credit Facility, DDTL Credit Facility, SFR Secured Credit Facility and 2026 Senior Notes will be sufficient to meet our liquidity needs in the short and long term. In the future, we may seek to further raise capital or engage in other forms of borrowings in order to fund future investments or to refinance existing indebtedness. Our ability to satisfy our liquidity requirements depends on our future operating performance, which is affected by prevailing economic conditions, market conditions in the real estate industry and other factors, many of which are beyond our control.

Cash Flows

Our cash flows for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine months ended September 30,
(in thousands)	2026	2025
Cash flows from (used in)
Operating activities	$2,558,409	$2,535,829
Investing activities	(3,369,202)	(4,390,372)
Financing activities	840,282	2,097,121
Net increase in cash	$29,489	$242,578

Cash Flows from Operating Activities

Net cash from operating activities was $2.558 billion for the nine months ended September 30, 2026. Operating cash inflows primarily consisted of cash generated from takedowns of homesites under option contracts, net of deposit credits, option fees related to homesites under option contracts, interest received on development loan agreements, and interest earned on cash balances held in the Company's operating bank accounts. Operating cash outflows primarily consisted of Management Fee payments, interest payments on debt obligations and other operating expenses.

Net cash from operating activities was $2.535 billion for the nine months ended September 30, 2025. Operating cash inflows primarily consisted of cash generated from takedowns of homesites under option contracts, net of deposit credits, option fees related to homesites under option contracts, interest received on development loan agreements, and interest earned on cash balances held in the Company's operating bank accounts. Operating cash flows also reflected the Predecessor Millrose Business pre-Spin-Off net loss of $25.0 million. Operating cash outflows primarily consisted of Management Fee payments and interest payments on debt obligations.

The increase in cash provided by operating activities for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily driven by higher cash generated from option fees as a result of growth in homesites under option contracts. This increase was partially offset by (i) higher interest payments on debt obligations and (ii) higher Management Fee payments resulting from growth in Tangible Assets associated with an increase in homesites under option contracts.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.369 billion for the nine months ended September 30, 2026. Investing cash outflows consisted primarily of cash used to acquire homesites for our homesite option platform, net of option deposits, loans made to counterparties under our development loan agreements, cash used for the acquisition of single-family residential properties, investments in preferred instruments, and property-related deposits. These investing cash outflows were partially offset by principal payments received from counterparties under our development loan agreements.

Net cash used in investing activities was $4.390 billion for the nine months ended September 30, 2025. Investing cash outflows consisted of cash paid to acquire the Rausch homesites, cash used to acquire homesites net of option deposits, and loans made to counterparties under our development loan agreements. These investing cash outflows were partially offset by option deposit payments received related to the inventory contributed by Lennar at the Spin-Off and principal payments received from counterparties under our development loan agreements.

The lower cash used in investing activities for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily driven by the Rausch Transaction in the prior-year period, lower development loans funded to counterparties, lower investments in homesites under option contracts, and higher principal payments received from counterparties under our development loan agreements, including the $284 million payoff of a development loan on April 1, 2026. These decreases were partially offset by the cash paid for the acquisition of single-family residential properties and the purchase of the preferred instrument issued by Dream Finders, as well as lower option deposit payments received related to inventory contributed by Lennar in connection with the Spin-Off during the prior-year period.

Cash Flows from Financing Activities

Net cash from financing activities was $840.3 million for the nine months ended September 30, 2026. Financing cash inflows consisted of proceeds received under the Revolving Credit Facility (including proceeds under the Company’s prior revolving credit facility before March 25, 2026), the DDTL Credit Facility and proceeds from the SFR Secured Credit Facility. These financing cash inflows were partially offset by financing costs related to our debt obligations, dividends paid to our stockholders, and dividend equivalent rights paid to our stockholders.

Net cash provided by financing activities was $2.097 billion for the nine months ended September 30, 2025. Financing cash inflows primarily consisted of cash contributed by Lennar in connection with the Spin-Off and proceeds from borrowings under the Company's debt obligations. These financing cash inflows were partially offset by Spin-Off-related costs, dividends paid to stockholders and payments on a seller note related to a community acquired from Lennar.

The decrease in net cash provided by financing activities for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by lower proceeds from debt borrowings, higher dividends paid to stockholders and the cash contribution from Lennar received in connection with the Spin-Off during the prior-year period. These decreases were partially offset by lower repayments of debt obligations and the absence of Spin-Off-related costs and seller note payments incurred in the prior-year period.

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

Prior to Amendment No.1 (as defined below), loans under the Credit Agreement bore interest at the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus an applicable margin at the per annum rate of (i) 2.00%, if the Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 0.30 to 1.00, (ii) 2.25% if the Leverage Ratio is greater than 0.30 to 1.00 and less than or equal to 0.40 to 1.00, and (iii) 2.50% if the Leverage Ratio is greater than 0.40 to 1.00. At the Company’s option, loans may instead bear interest at the Alternate Base Rate (as defined in the Credit Agreement) plus an applicable margin at the per annum rate of 1.00% lower than the applicable margin for Adjusted Term SOFR Rate loans set forth above, in each case, based upon the Leverage Ratio.

On August 5, 2026, the Company entered into Amendment No. 1 to the Credit Agreement (“Amendment No. 1”). Amendment No. 1 amended the Credit Agreement to, among other things, reduce each of the applicable margins used to determine the interest rate on loans thereunder by 0.25% per annum. Accordingly, effective August 5, 2026, the applicable margin for loans bearing interest at the Adjusted Term SOFR Rate is (i) 1.75% if the Leverage Ratio is less than or equal to 0.30 to 1.00, (ii) 2.00% if the Leverage Ratio is greater than 0.30 to 1.00 and less than or equal to 0.40 to 1.00, and (iii) 2.25% if the Leverage Ratio is greater than 0.40 to 1.00. Loans bearing interest at the Alternate Base Rate remain subject to margins that are 1.00% lower than the applicable margins for Adjusted Term SOFR Rate loans.

On September 21, 2026, the Company and the guarantors entered into the Commitment and Acceptance, by and among the Company, the guarantors, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and Flagstar Bank, N.A., under which the Company exercised the accordion feature under the Credit Agreement to increase the aggregate amount of commitments of the Revolving Credit Facility by $50 million to
$1.385 billion.

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

The 2030 Notes and the guarantee are the Company’s and the guarantors’ general senior unsecured obligations and are (i) pari passu in right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness, including the indebtedness under the Revolving Credit Facility and the 2032 Notes (as defined below), (ii) senior in right of payment to any future subordinated indebtedness of the Company and the guarantors, (iii) effectively subordinated to all of the Company’s and the guarantors’ existing and future secured indebtedness, including the indebtedness under the Revolving Credit Facility, to the extent of the value of the assets securing such indebtedness, and (iv) structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries that do not guarantee the 2030 Notes.

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

As of September 30, 2026, the aggregate principal amount outstanding under the 2030 Notes was $1.25 billion. The Company was in compliance with all covenants under the 2030 Notes Indenture and there were no events of default. There were no material changes to the 2030 Notes during the three months ended September 30, 2026.

See Note 11. Debt to our condensed consolidated financial statements included in “Part I. Item 1 Financial Statements” of this Form 10-Q for further description.

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

The 2032 Notes and the guarantee are the Company’s and the guarantors’ general senior unsecured obligations and are (i) pari passu in right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness, including the indebtedness under the Revolving Credit Facility and the 2030 Notes, (ii) senior in right of payment to any future subordinated indebtedness of the Company and the guarantors, (iii) effectively subordinated to all of the Company’s and the guarantors’ existing and future secured indebtedness, including the indebtedness under the Revolving Credit Facility, to the extent of the value of the assets securing such indebtedness, and (iv) structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries that do not guarantee the 2032 Notes.

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

As of September 30, 2026, the aggregate principal amount outstanding under the 2032 Notes was $750 million. The Company was in compliance with all covenants under the 2032 Notes Indenture and there were no events of default. There were no material changes to the 2032 Notes during the three months ended September 30, 2026.

See Note 11. Debt to our condensed consolidated financial statements included in “Part I. Item 1 Financial Statements” of this Form 10-Q for further description.

Single-Family Residential Secured Credit Facility

On September 30, 2026, certain subsidiaries of the Company entered into the SFR Secured Credit Facility with Goldman Sachs Bank USA, as administrative agent and initial lender. The SFR Secured Credit Facility provides for a revolving credit facility with commitments in an aggregate amount of up to $235.0 million. Lenders may agree to (a) increase the aggregate commitments up to $1.0 billion, or (b) make advances in excess of the committed amount but not to exceed a total outstanding balance of $1.0 billion.The SFR Secured Credit Facility matures on September 29, 2028, subject to a one-year extension option. Borrowings under the SFR Secured Credit Facility bear interest at a rate equal to one-month Term SOFR plus an applicable margin of 1.20% per annum, subject to a 0.50% floor and adjustments upon certain events.

The SFR Secured Credit Facility is secured by, among other things, a pledge of equity in the subsidiary borrowers, cash derived from eligible financed properties and, upon certain events, mortgages on the financed properties themselves. The SFR Secured Credit Facility also benefits from a limited guaranty provided by the Company.

As of September 30, 2026, the aggregate principal amount outstanding under the SFR Secured Credit Facility was $213.1 million. The Company was in compliance with all covenants and there were no events of default.

See Note 11. Debt to our condensed consolidated financial statements included in “Part I. Item 1 Financial Statements” of this Form 10-Q for further description.

October 2026 Offering of Senior Notes

On October 6, 2026, the Company issued the 2026 Senior Notes. The 2026 Senior Notes were issued at par value. The Company received net proceeds of approximately $991.2 million, after deducting the initial purchasers' discounts and commissions and offering expenses.

The 2029 Notes were issued pursuant to an indenture (the “2029 Notes Indenture”), dated as of October 6, 2026, by and among the Company, the subsidiary guarantors party thereto and Citibank, N.A., as trustee. The 2031 Notes were issued pursuant to an indenture, dated as of October 6, 2026, by and among the Company, the subsidiary guarantors party thereto and Citibank, N.A., as trustee (the “2031 Notes Indenture” and, together with the 2029 Notes Indenture, the “Indentures”). The 2026 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by SPE LLC and MPSAB. Interest on each of the 2029 Notes and the 2031 Notes accrues from October 6, 2026 and is payable in arrears on April 15 and October 15 of each year, commencing on April 15, 2027.

Each Indenture contains customary restrictive covenants, optional redemption provisions, change-of-control repurchase rights and customary events of default. The 2026 Senior Notes rank (i) pari passu with all existing and future senior unsecured indebtedness, (ii) senior to any future subordinated indebtedness, (iii) effectively subordinated to existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, and (iv) structurally subordinated to all existing and future indebtedness of subsidiaries that do not guarantee the 2026 Senior Notes.

The October 2026 Offering closed on October 6, 2026. Accordingly, the 2026 Senior Notes were not outstanding as of September 30, 2026 and were not reflected in the Company's condensed consolidated balance sheets as of that date.

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

Principal payments of $4 million are due during the fourth quarter of 2026, and $29 million are due in 2027. See Note 11. Debt to our condensed consolidated financial statements included in this Form 10-Q for further description.

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

Dividends

On January 15, 2026, the Company paid a dividend of $0.75 to holders of our Class A common stock and our Class B common stock as of the close of business on January 5, 2026, as declared by the Board on December 22, 2025. On April 15, 2026, the Company paid a dividend of $0.76 to holders of our Class A common stock and our Class B common stock as of the close of business on April 3, 2026, as declared by the Board on March 23, 2026. On July 15, 2026, the Company paid a dividend of $0.77 to holders of our Class A common stock and our Class B common stock as of the close of business on July 6, 2026, as declared by the Board on June 23, 2026. On September 23, 2026, the Company declared a dividend of $0.79 to Class A common stockholders and Class B common stockholders of record as of the close of business October 5, 2026. This dividend was paid on October 15, 2026.

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

REIT Tax Election and Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code beginning with the taxable year ended December 31, 2025. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT qualifying activities is derived through our TRSs and is subject to applicable U.S. federal, state, and local income and franchise taxes. During the three and nine months ended September 30, 2026, we recorded consolidated income tax expense of $4.9 million and $12.4 million, respectively, which was attributable to our TRSs. During the three and nine months ended September 30, 2025, we recorded consolidated income tax expense of $5.9 million and $15.0 million, respectively, which was attributable to our TRSs.

We believe we qualify for taxation as a REIT under the Code, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. In addition, our TRSs are subject to applicable U.S., federal, state, and local income and franchise taxes.

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

We evaluate the tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50 percent probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the applicable statute of limitations, for all major jurisdictions, which include federal and certain states. We have no examinations in progress and none are expected at this time. We evaluate our tax positions using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. We had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2026 or December 31, 2025. Our TRSs are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amount of revenues and expenses during the reporting period. Our critical accounting estimates are those that involve a high degree of judgment and uncertainty and for which changes in assumptions could have a material impact on our condensed consolidated financial statements. Our significant accounting policies are described in Note 2, Basis of Presentation and Significant Accounting Policies of the notes to the condensed consolidated financial statements included in “Part I. Item 1 Financial Statements” of this Form 10-Q. The following are the critical accounting estimates that require us to exercise our business judgment or make significant estimates:

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

Because the Company transfers elements of control of the homesites to the counterparties during the option contract period, we account for homesites under option contract under ASC 842. The Company accounts for option fee contracts as sales-type leases under ASC 842 because the Company concluded that the purchase options are reasonably certain of being exercised. Option fee income is recognized over the term of the contract using an effective interest yield. Monthly option fees may vary over time based on reimbursable development costs, changes in takedown timing or volume, or other contractual adjustments, and such changes are recognized prospectively through an updated effective interest yield over the term of the option contract.

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

Because our option contracts are accounted for as sales-type leases, the resulting asset, representing our right to receive future takedown payments and option fees, is considered a contractual right to receive cash. Therefore, the Company evaluates expected credit losses for homesites subject to option contracts in accordance with ASC 326. Expected credit losses are estimated using a weighted average remaining maturity (“WARM”) methodology, which applies an annual loss rate to the estimated remaining life of the related contract balance and is adjusted for expected cash flows and relevant qualitative factors. Qualitative considerations include the counterparties' consistent payment performance, the absence of delinquencies or defaults since inception, historical charge off rates for residential housing, and cross-collateralization features across certain counterparty arrangements. The Company also considers the credit quality of its most significant counterparties. After considering these factors, the Company determined that the risk of loss was immaterial as of September 30, 2026.

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

Single-Family Residential Properties, net

The purchase price allocation for single-family residential properties is a critical accounting estimate because it requires judgment in evaluating the assumptions and methodologies used to determine the relative allocation of cost between land and building components. Differences in these assumptions or methodologies could result in a different allocation between land and building assets and, accordingly, affect the amount of depreciation expense recognized over the lives of the acquired properties. The Company engaged a third-party valuation specialist to assist in the purchase price allocation analysis used to allocate the portfolio's cost basis between non-depreciable land and depreciable building assets.

Recent Accounting Standards

For discussion of recently issued accounting standards, see Note 2. Basis of Presentation and Significant Accounting Policies of the notes to the condensed consolidated financial statements included in “Part I. Item 1 Financial Statements” of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates and other market factors that affect our debt obligations and market sensitive investments. Interest rate changes may affect (i) the market for new homes, and therefore the likelihood that purchase options will be exercised, (ii) our debt obligations under the Revolving Credit Facility, DDTL Credit Facility, SFR Secured Credit Facility and Senior Notes, and (iii) our ability to obtain other long-term debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations.

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

Borrowings under our Revolving Credit Facility and DDTL Credit Facility bear interest at the Adjusted Term SOFR Rate (as defined in the Credit Agreement), plus an applicable per annum spread rate of 1.75%-2.25% based on the Leverage Ratio (as defined in the Credit Agreement). At the Company’s option, loans may instead bear interest at the Alternate Base Rate (as defined in the Credit Agreement) plus an applicable margin at the per annum rate of 1.00% lower than the applicable margin for Adjusted Term SOFR Rate loans set forth above, in each case, based upon the Leverage Ratio. Borrowings under the SFR Secured Credit Facility bear interest at a rate equal to one-month Term SOFR plus an applicable margin of 1.20% per annum, subject to a 0.50% floor and adjustments upon certain events. Changes in interest rates related to the Adjusted Term SOFR Rate generally do not affect the fair value of outstanding borrowings under our variable-rate debt facilities but do affect our earnings and cash flows.

As of September 30, 2026, we had $1.345 billion of outstanding borrowings under the Revolving Credit Facility, DDTL Credit Facility, and SFR Secured Credit Facility. Assuming no change in the amount outstanding as of September 30, 2026, a one percent (1%) increase or decrease in interest rates would result in a corresponding increase or decrease in quarterly and annual interest expense of approximately $3.4 million and $13.5 million, respectively.

Fixed rate debt related to our 2030 Notes and 2032 Notes bear interest of 6.375% and 6.250%, respectively. Changes in market interest rates generally affect the fair value of these instruments, but not our earnings or cash flows. Outstanding debt for Senior Notes, net of unamortized issuance costs, was approximately $1.974 billion as of September 30, 2026, and their carrying value approximates their fair value.

As of September 30, 2026, we did not engage in hedging activities and did not hold any derivative instruments or other financial contracts for hedging purposes. If we were to enter into hedging arrangements in the future, those instruments could expose us to market risk, including the potential effects of changes in interest rates.

The sensitivity analysis above is based on variable-rate borrowings outstanding as of September 30, 2026 and assumes no changes in debt balances, no hedging activities, and a parallel change in interest rates. Actual impacts may differ due to changes in borrowings and repayments during the period, future financings, the timing of cash flows, changes in reference rates and spreads (including SOFR), and actions we may take to manage our exposure. Comparative market risk information for 2025 is not presented because the predecessor period did not have material market risk exposures and the information is not comparable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Form 10-Q as required by paragraph (b) of Rule 13a-15 or 15d-15 of the Exchange Act. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 and provided reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Prior to the Spin-Off, the Predecessor Millrose Business relied on processes and internal controls over financial reporting performed by Lennar. After the Spin-Off, Millrose became an independent company and responsibility for these processes and controls were transferred to KL, the Manager for Millrose. These changes are not expected to materially affect or have an adverse impact on our ability to maintain adequate internal controls over financial reporting. Following the Spin-Off, new corporate and governance functions were and continue to be implemented in order to meet the regulatory requirements of a stand-alone company.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On October 9, 2026, a securities class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by Leon Rubenstein and Sylvia Rubenstein, individually and on behalf of a putative class of purchasers of the Company's securities between February 7, 2025 and October 2, 2026. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act with respect to claims concerning the Company's business activities and objectives. According to the filed complaint, the plaintiffs are seeking certification of the matter as a class action under Rule 23 of the Federal Rules of Civil Procedure, unspecified damages, attorneys’ fees and other costs incurred related to the lawsuit, and such other relief as the court may deem just and proper. The Company believes the claims are without merit and intends to defend the matter vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of Millrose’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description

3.1

Articles of Amendment and Restatement of Millrose Properties, Inc., dated February 6, 2025 (incorporated by reference to Exhibit 3.1 to Millrose's Current Report on Form 8-K filed with the SEC on February 7, 2025)

3.2

Amended and Restated Bylaws of Millrose Properties, Inc., dated February 7, 2025 (incorporated by reference to Exhibit 3.2 to Millrose's Current Report on Form 8-K filed with the SEC on February 7, 2025)

4.1

Indenture relating to the 6.500% senior notes due 2029, dated as of October 6, 2026, among Millrose Properties,
Inc., the subsidiary guarantors party thereto and Citibank, N.A., as trustee (incorporated by reference to Exhibit
4.1 to Millrose's Current Report on Form 8-K filed with the SEC on October 6, 2026)

4.2

Indenture relating to the 6.750% senior notes due 2031, dated as of October 6, 2026, among Millrose Properties, Inc., the subsidiary guarantors party thereto and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Millrose's Current Report on Form 8-K filed with the SEC on October 6, 2026)

10.1

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 5, 2026, among Millrose Properties, Inc., the guarantors party thereto, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Millrose’s Current Report on Form 8-K filed with the SEC on August 5, 2026)

10.2

Amendment to Founder’s Rights Agreement, dated as of August 27, 2026, by and among Millrose Properties, Inc., U.S. Home, LLC, Lennar Homes Holding, LLC and CalAtlantic Group, LLC (incorporated by reference to Exhibit 10.1 to Millrose’s Current Report on Form 8-K filed with the SEC on September 1, 2026)

10.3

Amendment to Management Agreement, dated as of August 27, 2026, by and between Millrose Properties, Inc. and Kennedy Lewis Land and Residential Advisors LLC (incorporated by reference to Exhibit 10.2 to Millrose’s Current Report on Form 8-K filed with the SEC on September 1, 2026)

10.4

Commitment and Acceptance, dated as of September 21, 2026, by and among the Company, Millrose Properties SPE LLC, a Delaware limited liability company, MPSAB, LLC, a Delaware limited liability company, JPMorgan Chase Bank, N.A., as administrative agent, and Flagstar Bank, N.A. (incorporated by reference to Exhibit 10.1 to Millrose’s Current Report on Form 8-K filed with the SEC on September 21, 2026)

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

Date: November 4, 2026